Form 10-Q
period 1995-06-30
IEA INCOME FUND VI
filed 1995-08-11
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO
                                                         ---  ---
                         Commission file number 0-14440

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


          California                                       94-2942941
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                              ---    ---

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                                PAGE

PART I -  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                                        2

          Statements of Operations for the three and six months ended June 30, 1995 and 1994 (unaudited)          3

          Statements of Cash Flows for the six months ended June 30, 1995 and 1994 (unaudited)                    4

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   8


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                                         9


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                       June 30,         December 31,
                                                                         1995               1994
                                                                     -----------        ------------
                  Assets
                  ------
Current assets:
   Cash, includes $331,545 at June 30, 1995 and $259,681
      at December 31, 1994 in interest-bearing accounts              $   348,438        $   269,503
   Short-term investments                                              1,580,075          1,500,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                  1,040,509          1,007,199
                                                                     -----------        -----------

           Total current assets                                        2,969,022          2,776,702
                                                                     -----------        -----------

Container rental equipment, at cost                                   19,127,069         20,201,897
   Less accumulated depreciation                                      10,473,801         10,560,772
                                                                     -----------        -----------
      Net container rental equipment                                   8,653,268          9,641,125
                                                                     -----------        -----------
Net investment in direct financing lease                                      -              16,451
                                                                     -----------        -----------
                                                                     $11,622,290        $12,434,278
                                                                     ===========        ===========
             Partners' Capital
             -----------------

Partners' capital (deficit):
   General partners                                                  $    (8,314)       $   (19,414)
   Limited partners                                                   11,630,604         12,453,692
                                                                     -----------        -----------

           Total partners' capital                                    11,622,290         12,434,278
                                                                     -----------        -----------

                                                                     $11,622,290        $12,434,278
                                                                     ===========        ===========





        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Three Months Ended            Six Months Ended
                                                   --------------------       -----------------------
                                                   June 30,    June 30,        June 30,      June 30,
                                                     1995        1994            1995          1994
                                                   --------    --------       ----------   ----------
Net lease revenue (notes 1 and 3)                  $853,273    $835,542       $1,704,146   $1,739,329

Other operating expenses:
  Depreciation                                      256,983     283,347          521,015      574,336
  Other general and administrative expenses          28,395      26,538           44,350       39,632
                                                   --------    --------       ----------   ----------
                                                    285,378     309,885          565,365      613,968
                                                   --------    --------       ----------   ----------
    Earnings from operations                        567,895     525,657        1,138,781    1,125,361

Other income:
  Interest income                                    31,215      17,359           58,825       31,562
  Net gain on disposal of equipment                  63,237      98,797          219,891      156,154
                                                   --------    --------       ----------   ----------
                                                     94,452     116,156          278,716      187,716
                                                   --------    --------       ----------   ----------
    Net earnings                                   $662,347    $641,813       $1,417,497   $1,313,077
                                                   ========    ========       ==========   ==========
Allocation of net earnings:
  General partners                                 $101,693    $ 86,590       $  209,276   $  187,829
  Limited partners                                  560,654     555,223        1,208,221    1,125,248
                                                   --------    --------       ----------   ----------
                                                   $662,347    $641,813       $1,417,497   $1,313,077
                                                   ========    ========       ==========   ==========
Limited partners' per unit share of net earnings   $     13    $     13       $       28   $       26
                                                   ========    ========       ==========   ==========






        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                    Six Months Ended
                                                                             ------------------------------
                                                                                June 30,          June 30,
                                                                                  1995              1994
                                                                             ------------      ------------
Net cash provided by operating activities                                    $  1,837,189      $  1,733,612

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                                             551,306           649,387

Cash flows used in financing activities:
  Distribution to partners                                                     (2,229,485)       (2,108,973)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                         159,010           274,026

Cash and cash equivalents at January 1                                          1,769,503         2,013,284
                                                                             ------------      ------------

Cash and cash equivalents at June 30                                         $  1,928,513      $  2,287,310
                                                                             ============      ============





        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)   Nature of Operations

           IEA Income Fund VI, A California Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the State of California on August 1, 1984 for the purpose of owning and leasing marine cargo containers. The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partners include four individuals. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)   Leasing Company and Leasing Agent Agreement

           Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

           The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.





                                                                     (Continued)

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


       (d)  Financial Statement Presentation

            These financial statements have been prepared without audit.
            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

            The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and
        December 31, 1994 were as follows:

                                                                     June 30,      December 31,
                                                                       1995            1994
                                                                    ----------     ------------
           Lease receivables, net of doubtful accounts
              of $357,032 at June 30, 1995 and $294,133 at
              December 31, 1994                                     $1,834,460     $1,838,648
           Less:
           Direct operating payables and accrued expenses              300,729        259,314
           Damage protection reserve                                   205,101        285,686
           Base management fees                                        139,446        145,923
           Reimbursed administrative expenses                           14,772         26,708
           Incentive fees                                              133,903        113,818
                                                                    ----------     ----------
                                                                    $1,040,509     $1,007,199
                                                                    ==========     ==========






                                                                     (Continued)

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:

                                                      Three Months Ended            Six Months Ended
                                                   -----------------------       -----------------------
                                                    June 30,     June 30,         June 30,     June 30,
                                                      1995         1994             1995         1994
                                                   ----------   ----------       ----------   ----------
           Rental revenue                          $1,456,067   $1,477,812       $2,858,648   $2,947,047

           Rental equipment
             operating expenses                       279,017      308,892          543,996      567,001
           Base management fees                        94,484      101,415          191,484      198,719
           Incentive fees                             153,988      153,989          267,805      261,111
           Reimbursed administrative expenses          75,305       77,974          151,217      180,887
                                                   ----------   ----------       ----------   ----------
                                                   $  853,273   $  835,542       $1,704,146   $1,739,329
                                                   ==========   ==========       ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     The Registrant's cash balances at June 30, 1995 included sales proceeds from equipment disposals in the amount of $219,601. The Registrant will distribute these sales proceeds and $878,404 of cash from operations during the third quarter of 1995, representing distributions to its limited partners for the second quarter of 1995.

     Net lease receivables due from the Leasing Company increased approximately 3% from December 31, 1994. This increase was attributable to a 28% decline in the reserve for container repairs covered by the damage protection plan, a component of net lease receivables. During the first six months of 1995, this reserve was impacted by the Registrant's declining fleet size and the number of containers covered under the plan. Deferred lease revenue from advance billings on container rentals, contributed to a 16% increase in direct operating payables and accrued expenses.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. In many cases, lessees who maintain a strong credit history may command favorable lease terms including lower per-diem rental rates. Accordingly, average per-diem rental rates remained steady as compared to the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                          Three Months Ended            Six Months Ended
                                                        ---------------------       ------------------------
                                                        June 30,     June 30,       June 30,        June 30,
                                                          1995         1994           1995            1994
                                                        --------     --------       --------        --------

         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))              11,067        12,426        11,348          12,565
         Average Utilization                                88%           87%           90%             86%



     Rental equipment operating expenses, a component of net lease revenue, declined approximately 10% and 4% during the three and six-month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year. The declining fleet size and higher utilization rates were contributing factors to these declines, as well as to the declines in base management fees and reimbursed administrative expenses.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IEA INCOME FUND VI,
                                  A California Limited Partnership

                                  By  Cronos Capital Corp.
                                      The Managing General Partner



                                  By  /s/ JOHN KALLAS
                                      ---------------------------------------
                                      John Kallas
                                      Vice President, Chief Financial Officer
                                      Principal Accounting Officer



Date:  August 10, 1995

                                 EXHIBIT INDEX




         Exhibit
           No.                   Description
         -------                 -----------
           27              Financial Data Schedule
