Form 10-Q
period 1995-09-30
IEA INCOME FUND VI
filed 1995-11-13
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                       2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994    3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994              4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                   5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  8
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                            10


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                 September 30,   December 31,
                                                                     1995           1994
                                                                 -------------   ------------
                 Assets
                 ------
Current assets:

    Cash, includes $344,741 at September 30, 1995 and $259,681
       at December 31, 1994 in interest-bearing accounts         $    345,340   $    269,503
    Short-term investments                                          1,580,000      1,500,000
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                835,734      1,007,199
                                                                 ------------   ------------
           Total current assets                                     2,761,074      2,776,702
                                                                 ------------   ------------
Container rental equipment, at cost                                18,703,725     20,201,897
    Less accumulated depreciation                                  10,482,931     10,560,772
                                                                 ------------   ------------
       Net container rental equipment                               8,220,794      9,641,125
                                                                 ------------   ------------
Net investment in direct financing lease                                   --         16,451
                                                                 ------------   ------------
                                                                 $ 10,981,868   $ 12,434,278
                                                                 ============   ============
              Partners' Capital
              -----------------
Partners' capital (deficit):
    General partners                                             $      2,285   $    (19,414)
    Limited partners                                               10,979,583     12,453,692
                                                                 ------------   ------------
           Total partners' capital                                 10,981,868     12,434,278
                                                                 ------------   ------------
                                                                 $ 10,981,868   $ 12,434,278
                                                                 ============   ============


        The accompanying notes are an integral part of these statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three Months Ended               Nine Months Ended
                                                --------------------------       --------------------------
                                                September 30,    September 30,    September 30,   September 30,
                                                    1995              1994            1995            1994
                                                -------------    ------------     -------------   -------------

Net lease revenue (notes 1 and 3)                  $  744,483    $  694,263        $2,448,629      $2,433,592
Other operating expenses:
   Depreciation                                       250,629       275,309           771,644         849,645
   Other general and administrative expenses            1,143        19,606            45,493          59,238
                                                   ----------    ----------        ----------      ----------
                                                      251,772       294,915           817,137         908,883
                                                   ----------    ----------        ----------      ----------
     Earnings from operations                         492,711       399,348         1,631,492       1,524,709
Other income:
   Interest income                                     26,816        22,796            85,641          54,358
   Net gain on disposal of equipment                   45,179       162,079           265,070         318,233
                                                   ----------    ----------        ----------      ----------
                                                       71,995       184,875           350,711         372,591
                                                   ----------    ----------        ----------      ----------
     Net earnings                                  $  564,706    $  584,223        $1,982,203      $1,897,300
                                                   ==========    ==========        ==========      ==========
Allocation of net earnings:

   General partners                                $  117,722    $  124,673        $  326,998      $  312,502
   Limited partners                                   446,984       459,550         1,655,205       1,584,798
                                                   ----------    ----------        ----------      ----------
                                                   $  564,706    $  584,223        $1,982,203      $1,897,300
                                                   ==========    ==========        ==========      ==========
Limited partners' per unit share of net earnings   $       10    $       10        $       38      $       36
                                                   ==========    ==========        ==========      ==========

        The accompanying notes are an integral part of these statements.
                                       3

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Nine Months Ended
                                                      ---------------------------
                                                      September 30,  September 30,
                                                          1995           1994
                                                      ------------    -----------

Net cash provided by operating activities              $ 2,723,245    $ 2,438,123

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                     867,205        877,515

Cash flows used in financing activities:
   Distribution to partners                             (3,434,613)    (3,494,870)
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents       155,837       (179,232)

Cash and cash equivalents at January 1                   1,769,503      2,013,284
                                                       -----------    -----------

Cash and cash equivalents at September 30              $ 1,925,340    $ 1,834,052
                                                       ===========    ===========

        The accompanying notes are an integral part of these statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                              September 30,   December 31,
                                                                  1995           1994
                                                              -------------   ------------
           Lease receivables, net of doubtful accounts
              of $336,372 at September 30, 1995 and $294,133
              at December 31, 1994                             $1,639,938      $1,838,648
           Less:
           Direct operating payables and accrued expenses         336,065         259,314
           Damage protection reserve                              172,626         285,686
           Base management fees                                   129,438         145,923
           Reimbursed administrative expenses                      20,455          26,708
           Incentive fees                                         145,620         113,818
                                                               ----------      ----------

                                                               $  835,734      $1,007,199
                                                               ==========      ==========

                                               IEA INCOME FUND VI,
                                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:

                                                     Three Months Ended                 Nine Months Ended
                                                -----------------------------     -----------------------------
                                                September 30,   September 30,     September 30,   September 30,
                                                    1995            1994              1995            1994
                                                -------------   ------------      ------------    -------------
           Rental revenue                         $1,351,909     $1,467,580        $4,210,557       $4,414,627
           Rental equipment
             operating expenses                      287,969        464,160           831,965        1,031,160
           Base management fees                       91,148        109,257           282,632          307,976
           Incentive fees                            145,619        113,817           413,424          374,928
           Reimbursed administrative expenses         82,690         86,083           233,907          266,971
                                                  ----------     ----------        ----------       ----------
                                                  $  744,483     $  694,263        $2,448,629       $2,433,592
                                                  ==========     ==========        ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

          The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of $260,776. The Registrant will distribute these sales proceeds and $878,404 of cash from operations during the fourth quarter of 1995, representing distributions to its limited partners for the third quarter of 1995.

          Net lease receivables due from the Leasing Company declined 17% from December 31, 1994. Contributing to this decline was a 30% increase in direct operating payables and accrued expenses, arising from an increase in deferred revenue from advance billings to container lessees. During the first nine months of 1995, the reserve for container repairs covered by the damage protection plan was impacted by a reduction in the number of containers covered under the plan, resulting in a 40% decline, partially offsetting the increase in direct operating payables and accrued expenses.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

          Net lease revenue for the third quarter of 1995 was $744,483, an increase of 7% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $1,351,909, a decline of 8% from the same period last year. For the first nine months of 1995, net lease revenue was $2,448,629 as compared to $2,433,592 for the first nine months of 1994. Gross rental revenue declined 5% to $4,210,557 over the same nine-month period.

          Gross rental revenue for the third quarter and first nine months of 1995 was primarily affected by the Registrant's diminishing fleet size. During the third quarter of 1995, utilization rates were constant with those experienced in the same quarter in the prior year, while average utilization rates for the nine-month period ending 1995 were higher than the average utilization for the same nine-month period in the prior year. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher per-diem rental rates. Accordingly, average per-diem rental rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

          The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                      Three Months Ended                 Nine Months Ended
                                                 -----------------------------     -----------------------------
                                                 September 30,   September 30,     September 30,   September 30,
                                                      1995            1994              1995          1994
                                                 -------------   -------------     -------------   -------------
         Average Fleet Size (measured in
             twenty-foot equivalents (TEU))         10,780          12,043            11,177           12,391
         Average Utilization                            87%             87%               89%              87%


      During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

      Rental equipment operating expenses declined 38% and 19% during the three and nine-month periods ended September 30, 1995, respectively, when compared to the same periods in the prior year. The declining fleet size was a contributing factor to the declines in base management fees and reimbursed administrative expenses. Incentive fees, which are based on the operating performance of the fleet and sales proceeds, are incurred only after the limited partners receive an 8% cumulative, compounded (daily), annual return on their Adjusted Capital Contribution. A rise in container disposals contributed to an increase in these fees of approximately 28% and 10%, respectively, when compared to the same three and nine-month periods in 1994.

      Approximately 8% and 13% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1995, respectively, were from gain on disposal of equipment, as compared to 28% and 17%, respectively, for the same three and nine-month periods in the prior year. As the Registrant accelerates the disposal of its containers in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                Number           Description               Method of Filing
                ------           -----------               ----------------
                 27         Financial Data Schedule     Filed with this Document


          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                               IEA INCOME FUND VI,
                               A California Limited Partnership

                               By  Cronos Capital Corp.
                                   The Managing General Partner




                               By  /s/ JOHN KALLAS
                                   ---------------------------------------
                                   John Kallas
                                   Vice President, Chief Financial Officer
                                   Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX

         Exhibit
           No.                                          Description
         -------                                        -----------

           27                                     Financial Data Schedule