Form 10-Q
period 1996-03-31
IEA INCOME FUND VI
filed 1996-05-15
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  _____ TO _____

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                      PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                             12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                March 31,      December 31,
                                                                  1996           1995
                                                                  ----           ----

                   Assets
                   ------
Current assets:

    Cash, includes $383,049 at March 31, 1996 and $248,436
       at December 31, 1995 in interest-bearing accounts       $   406,264     $   248,584
    Short-term investments                                       1,100,000       1,480,000
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                             811,697         738,452
                                                               -----------     -----------

           Total current assets                                  2,317,961       2,467,036
                                                               -----------     -----------

Container rental equipment, at cost                             17,406,934      18,110,826
    Less accumulated depreciation                               10,170,589      10,368,490
                                                               -----------     -----------
       Net container rental equipment                            7,236,345       7,742,336
                                                               -----------     -----------

                                                               $ 9,554,306     $10,209,372
                                                               ===========     ===========

              Partners' Capital
              -----------------

Partners' capital:

    General partners                                           $    17,387     $    23,938
    Limited partners                                             9,536,919      10,185,434
                                                               -----------     -----------

           Total partners' capital                               9,554,306      10,209,372
                                                               -----------     -----------

                                                               $ 9,554,306     $10,209,372
                                                               ===========     ===========



        The accompanying notes are an integral part of these statements.

                               IEA INCOME FUND VI,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended
                                                       ------------------
                                                    March 31,     March 31,
                                                       1996         1995
                                                       ----         ----


Net lease revenue (notes 1 and 3)                    $598,363     $850,873

Other operating expenses:

   Depreciation                                       235,397      264,032
   Other general and administrative expenses           10,625       15,955
                                                     --------     --------
                                                      246,022      279,987
                                                     --------     --------

     Earnings from operations                         352,341      570,886

Other income:

   Interest income                                     21,412       27,610
   Net gain on disposal of equipment                  161,245      156,654
                                                     --------     --------
                                                      182,657      184,264
                                                     --------     --------

     Net earnings                                    $534,998     $755,150
                                                     ========     ========

Allocation of net earnings:

   General partners                                  $ 99,233     $107,583
   Limited partners                                   435,765      647,567
                                                     --------     --------

                                                     $534,998     $755,150
                                                     ========     ========

Limited partners' per unit share of net earnings     $   9.92     $  14.74
                                                     ========     ========


        The accompanying notes are an integral part of these statements.

                               IEA INCOME FUND VI,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Three Months Ended
                                                              ------------------
                                                          March 31,         March 31,
                                                            1996             1995
                                                            ----             ----


Net cash provided by operating activities                $   634,392      $   946,725


Cash flows provided by investing activities:
   Proceeds from disposal of equipment                       333,352          282,568


Cash flows used in financing activities:
   Distribution to partners                               (1,190,064)      (1,024,359)
                                                         -----------      -----------


Net increase (decrease) in cash and cash equivalents        (222,320)         204,934


Cash and cash equivalents at January 1                     1,728 584        1,769,503
                                                         -----------      -----------


Cash and cash equivalents at March 31                    $ 1,506,264      $ 1,974,437
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

           The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.



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

(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:

                                                              March 31,    December 31,
                                                                1996           1995
                                                                ----           ----

           Lease receivables, net of doubtful accounts
              of $372,353 at March 31, 1996 and $355,354
              at December 31, 1995                            $1,521,732     $1,534,063
           Less:
           Direct operating payables and accrued expenses        325,472        351,094
           Damage protection reserve                             153,169        172,605
           Base management fees                                   99,618        118,275
           Reimbursed administrative expenses                     19,632         21,408
           Incentive fees                                        112,144        132,229
                                                              ----------     ----------

                                                              $  811,697     $  738,452
                                                              ==========     ==========



                                                                     (Continued)

                               IEA INCOME FUND VI,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)        Net Lease Revenue

           Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:

                                           Three Months Ended
                                           ------------------
                                        March 31,       March 31,
                                           1996           1995
                                           ----           ----


Rental revenue                          $1,128,787     $1,402,581

Rental equipment operating expenses        276,957        264,979
Base management fees                        77,114         97,000
Incentive fees                              64,209         75,912
Reimbursed administrative expenses         112,144        113,817
                                        ----------     ----------

                                        $  598,363     $  850,873
                                        ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      During the first quarter of 1996, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 303 containers were disposed during the first quarter of 1996, contributing to a decline in the Registrant's operating results. At March 31, 1996, 73% of the original equipment remained in the registrant's fleet, as compared to 76% at December 31, 1995, and was comprised of the following:

                                                                     40-Foot
                                           20-Foot     40-Foot      High-Cube
                                           -------     -------      ---------

Containers on lease:
    Term leases                              295           143          3
    Master lease                           3,147         1,899         58
                                           -----         -----         --
         Subtotal                          3,442         2,042         61
Containers off lease                       1,155           531         11
                                           -----         -----         --
    Total container fleet                  4,597         2,573         72
                                           =====         =====         ==


                                                                             40-Foot
                                         20-Foot            40-Foot         High-Cube
                                         -------            -------         ---------
                                      Units      %       Units      %     Units     %
                                      -----      -       -----      -     -----     -

Total purchases                       6,102     100%     3,753     100%     75     100%
    Less disposals                    1,505      25%     1,180      31%      3       4%
                                      -----     ---      -----     ---      --     ---
Remaining fleet at March 31, 1996     4,597      75%     2,573      69%     72      96%
                                      =====     ===      =====     ===      ==     ===



      Net lease receivables at March 31, 1996 increased slightly when compared to December 31, 1995, as cash collections of outstanding receivables slowed. The diminishing fleet size and related operating results also contributed to the increase in net lease receivables, as direct operating payables, damage protection reserve, reimbursed administrative expenses payable, base management and incentive fees payable declined.

      During the first quarter of 1996, distributions from operations and sales proceeds amounted to $1,190,064, reflecting distributions to the general and limited partners for the fourth quarter of 1995. This represents a decline from the $1,250,319 distributed during the fourth quarter of 1995, reflecting distributions for the third quarter of 1995. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 88% at December 31, 1995 to 79% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these markets conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, base per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $598,363, a decline of approximately 30% from the first quarter of 1995. Approximately 30% of the Registrant's net earnings for the three-month period ended March 31, 1996 were from gain on disposal of equipment, as compared to 21% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the quarter was $1,128,787, a decline of 20% from the same period last year. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and lower utilization levels. Average per-diem rental rates remained relatively stable when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and 1995 were as follows:



                                                         Three Months Ended
                                                         ------------------
                                                        March 31,   March 31,
                                                          1996        1995
                                                         ------      ------
              Average Fleet Size (measured in
                 twenty-foot equivalent units (TEU))     10,070      11,514
              Average Utilization                            79%         87%



      The Registrant's aging and declining fleet size contributed to a 11% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 25% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 19% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

 Exhibit
   No.                            Description                                                     Method of Filing
   ---                            -----------                                                     ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of October 11, 1984

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996


- -------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 12, 1984, included as part of Registration Statement on Form S-11 (No. 2-92883)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-11 (No. 2-92883)

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

                                   IEA INCOME FUND VI,

                                   A California Limited Partnership

                                   By    Cronos Capital Corp.
                                         The Managing General Partner

                                   By     /s/ JOHN KALLAS
                                         --------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  May 14, 1996

                                  EXHIBIT INDEX

 Exhibit
   No.                              Description                                                  Method of Filing
   ---                              -----------                                                  ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of October 11, 1984

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document



- -----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 12, 1984, included as part of Registration Statement on Form S-11 (No. 2-92883)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-11 (No. 2-92883)