Form 10-Q
period 1996-06-30
IEA INCOME FUND VI
filed 1996-08-13
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO
         ____________

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                            4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibit and Reports on Form 8-K                                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                  June 30,         December 31,
                                                                    1996              1995
                                                                 -----------       -----------
                   Assets
Current assets:
     Cash, includes $204,153 at June 30, 1996 and $248,436
         at December 31, 1995 in interest-bearing accounts       $   204,320       $   248,584
     Short-term investments                                        1,402,712         1,480,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                             679,880           738,452
                                                                 -----------       -----------

              Total current assets                                 2,286,912         2,467,036
                                                                 -----------       -----------

Container rental equipment, at cost                               16,312,526        18,110,826
     Less accumulated depreciation                                 9,733,093        10,368,490
                                                                 -----------       -----------
         Net container rental equipment                            6,579,433         7,742,336
                                                                 -----------       -----------

                                                                 $ 8,866,345       $10,209,372
                                                                 ===========       ===========

     Partners' Capital

Partners' capital:

     General partners                                            $    10,508       $    23,938
     Limited partners                                              8,855,837        10,185,434
                                                                 -----------       -----------

              Total partners' capital                              8,866,345        10,209,372
                                                                 -----------       -----------

                                                                 $ 8,866,345       $10,209,372
                                                                 ===========       ===========


        The accompanying notes are an integral part of these statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Three Months Ended                 Six Months Ended
                                                       ---------------------------       ---------------------------
                                                         June 30,       June 30,           June 30,        June 30,
                                                          1996             1995             1996             1995
                                                       ----------       ----------       ----------       ----------
Net lease revenue (notes 1 and 3)                      $  441,729       $  853,273       $1,040,092       $1,704,146
Other operating expenses:
     Depreciation                                         223,479          256,983          458,876          521,015
     Other general and administrative expenses             11,734           28,395           22,359           44,350
                                                       ----------       ----------       ----------       ----------
                                                          235,213          285,378          481,235          565,365
                                                       ----------       ----------       ----------       ----------
     Earnings from operations                             206,516          567,895          558,857        1,138,781
Other income:
     Interest income                                       22,328           31,215           43,740           58,825
     Net gain on disposal of equipment                     92,489           63,237          253,734          219,891
                                                       ----------       ----------       ----------       ----------
                                                          114,817           94,452          297,474          278,716
                                                       ----------       ----------       ----------       ----------
         Net earnings                                  $  321,333       $  662,347       $  856,331       $1,417,497
                                                       ==========       ==========       ==========       ==========
Allocation of net earnings:
     General partners                                  $   82,836       $  101,693       $  182,069       $  209,276
     Limited partners                                     238,497          560,654          674,262        1,208,221
                                                       ----------       ----------       ----------       ----------
                                                       $  321,333       $  662,347       $  856,331       $1,417,497
                                                       ==========       ==========       ==========       ==========
Limited partners' per unit share of net earnings       $     5.43       $    12.77       $    15.35       $    27.51
                                                       ==========       ==========       ==========       ==========

        The accompanying notes are an integral part of these statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended
                                                           ------------------------------
                                                             June 30,          June 30,
                                                              1996               1995
                                                           -----------        -----------

Net cash provided by operating activities                  $ 1,205,563        $ 1,837,189

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                       872,243            551,306

Cash flows used in financing activities:
     Distribution to partners                               (2,199,358)        (2,229,485)
                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents          (121,552)           159,010

Cash and cash equivalents at January 1                       1,728,584          1,769,503
                                                           -----------        -----------

Cash and cash equivalents at June 30                       $ 1,607,032        $ 1,928,513
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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                          June 30,      December 31,
                                                           1996             1995
                                                        ----------       ----------
Lease receivables, net of doubtful accounts
     of $204,153 at June 30, 1996 and $355,354 at
     December 31, 1995                                  $1,337,164       $1,534,063
Less:
Direct operating payables and accrued expenses             290,018          351,094
Damage protection reserve                                  138,250          172,605
Base management fees                                        87,554          118,275
Reimbursed administrative expenses                          17,602           21,408
Incentive fees                                             123,860          132,229
                                                        ----------       ----------

                                                        $  679,880       $  738,452
                                                        ==========       ==========

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                               Three Months Ended                Six Months Ended
                                          ---------------------------       ---------------------------
                                           June 30,         June 30,         June 30,         June 30,
                                             1996             1995             1996             1995
                                          ----------       ----------       ----------       ----------
Rental revenue                            $  973,738       $1,456,067       $2,102,525       $2,858,648

Rental equipment operating expenses          289,377          279,017          566,334          543,996
Base management fees                          62,941           94,484          140,055          191,484
Incentive fees                               123,860          153,988          236,004          267,805
Reimbursed administrative expenses            55,831           75,305          120,040          151,217
                                          ----------       ----------       ----------       ----------
                                          $  441,729       $  853,273       $1,040,092       $1,704,146
                                          ==========       ==========       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      During the first six months of 1996, the Registrant continued disposing of containers as part of its ongoing operations. Accordingly, 790 containers were disposed, contributing to a decline in the Registrant's operating results. At June 30, 1996, 68% of the original equipment remained in the Registrant's fleet, as compared to 76% at December 31, 1995, comprised as follows:


                                                        40-Foot
                                20-Foot     40-Foot    High-Cube
                                -------     -------    ---------
Containers on lease:
     Term leases                   270         125           3
     Master lease                3,051       1,740          53
                                 -----       -----       -----
         Subtotal                3,321       1,865          56
Containers off lease             1,001         499          13
                                 -----       -----       -----
     Total container fleet       4,322       2,364          69
                                 =====       =====       =====


                                                                                              40-Foot
                                             20-Foot                  40-Foot                High-Cube
                                       -----------------        -----------------        -----------------
                                       Units          %         Units          %         Units         %
                                       -----       -----        -----       -----        -----       -----
Total purchases                        6,102         100%       3,753         100%          75         100%
     Less disposals                    1,780          29%       1,389          37%           6           8%
                                       -----       -----        -----       -----        -----       -----
Remaining fleet at June 30, 1996       4,322          71%       2,364          63%          69          92%
                                       =====       =====        =====       =====        =====       =====


      Net lease receivables at June 30, 1996, declined when compared to December 31, 1995, as the Registrant's diminishing fleet size and related operating performance contributed to a decline in gross lease receivables. The decline in gross lease receivables offset the benefits from lower direct operating payables, damage protection reserve, reimbursed administrative expenses payable, base management and incentive fees payable.

      During the second quarter of 1996, distributions from operations and sales proceeds amounted to $1,009,294 reflecting distributions to the general and limited partners for the first quarter of 1996. This represents a decline from $1,190,064 during the first quarter of 1996, reflecting distributions for the fourth quarter of 1995. The Registrant's continuing disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 88% at December 31, 1995 to 79% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      Net lease revenue for the three and six-month periods ended June 30, 1996 was $441,729, and $1,040,092, respectively, a decline of 48% and 39% from the same three and six-month periods in the prior year, respectively. Approximately 29% and 30% of the Registrant's net earnings for the three and six-month periods ended June 30, 1996, respectively, were from gain on disposal of equipment, as compared to 10% and 16% for the same three and six-month periods in the prior year, respectively. As the Registrant's disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $973,738, and $2,102,525, respectively, reflecting a decline of 33% and 26% from the same three and six-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and lower utilization levels. Average per-diem rental rates decreased approximately 4% and 3%, when compared to the same three and six-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and June 30, 1995 were as follows:

                                                Three Months Ended           Six Months Ended
                                               --------------------       -----------------------
                                               June 30,      June 30,     June 30,       June 30,
                                                1996          1995          1996          1995
                                               ------        ------        ------        ------
Average Fleet Size (measured in
    twenty-foot equivalent units (TEU))         9,422        11,067         9,746        11,348
Average Utilization                                79%           88%           79%           90%

      The Registrant's aging and declining fleet size contributed to a 13% and 12% decline in depreciation expense when compared to the same three and six-month periods in the prior year, respectively. Rental equipment operating expenses were 30% and 27% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 19% during each of the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's diminishing fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.          Description                                                 Method of Filing
- -------        -----------                                                 ----------------
     3(a)      Limited Partnership Agreement of the Registrant, amended
               and restated as of October 11, 1984                         *

     3(b)      Certificate of Limited Partnership of the Registrant        **

     27        Financial Data Schedule                                     Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996



- ----------------

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

                                  IEA INCOME FUND VI,
                                  A California Limited Partnership

                                  By     Cronos Capital Corp.
                                         The Managing General Partner

                                  By      /s/ JOHN KALLAS
                                         ----------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  August 13, 1996

                                  EXHIBIT INDEX

Exhibit
   No.      Description                                                         Method of Filing
   ---      -----------                                                         ----------------

      3(a)  Limited Partnership Agreement of the Registrant, amended and
            restated as of October 11, 1984                                     *

      3(b)  Certificate of Limited Partnership of the Registrant                **

      27    Financial Data Schedule                                             Filed with this document




- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 12, 1984, included as part of Registration Statement on Form S-11 (No. 2-92883)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-11 (No. 2-92883)