Form 10-Q
period 1996-09-30
IEA INCOME FUND VI
filed 1996-11-12
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                       4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)        5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                  6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

PART II - OTHER INFORMATION

Item 6.   Exhibit and Reports on Form 8-K                                                                            12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                     September 30,     December 31,
                                                                         1996              1995
                                                                         ----              ----
                   Assets
Current assets:
     Cash, includes $311,146 at September 30, 1996 and $248,436
         at December 31, 1995 in interest-bearing accounts            $   311,355       $   248,584
     Short-term investments                                             1,252,387         1,480,000
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                  559,669           738,452
                                                                      -----------       -----------

              Total current assets                                      2,123,411         2,467,036
                                                                      -----------       -----------

Container rental equipment, at cost                                    15,454,149        18,110,826
     Less accumulated depreciation                                      9,427,805        10,368,490
                                                                      -----------       -----------
         Net container rental equipment                                 6,026,344         7,742,336
                                                                      -----------       -----------

                                                                      $ 8,149,755       $10,209,372
                                                                      ===========       ===========

     Partners' Capital

Partners' capital:

     General partners                                                 $    12,453       $    23,938
     Limited partners                                                   8,137,302        10,185,434
                                                                      -----------       -----------

              Total partners' capital                                   8,149,755        10,209,372
                                                                      -----------       -----------

                                                                      $ 8,149,755       $10,209,372
                                                                      ===========       ===========




        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                          Three Months Ended                Nine Months Ended
                                                          ------------------                -----------------
                                                     September 30,   September 30,    September 30,    September 30,
                                                         1996            1995             1996             1995
                                                         ----            ----             ----             ----
Net lease revenue (notes 1 and 3)                      $456,480       $  744,483       $1,496,572       $2,448,629
Other operating expenses:
   Depreciation                                         210,537          250,629          669,413          771,644
   Other general and administrative expenses             13,072            1,143           35,431           45,493
                                                       --------       ----------       ----------       ----------
                                                        223,609          251,772          704,844          817,137
                                                       --------       ----------       ----------       ----------

     Earnings from operations                           232,871          492,711          791,728        1,631,492

Other income:
   Interest income                                       23,514           26,816           67,254           85,641
   Net gain on disposal of equipment                    141,768           45,179          395,502          265,070
                                                       --------       ----------       ----------       ----------
                                                        165,282           71,995          462,756          350,711
                                                       --------       ----------       ----------       ----------

     Net earnings                                      $398,153       $  564,706       $1,254,484       $1,982,203
                                                       ========       ==========       ==========       ==========

Allocation of net earnings:
   General partners                                    $101,033       $  117,722       $  283,102       $  326,998
   Limited partners                                     297,120          446,984          971,382        1,655,205
                                                       --------       ----------       ----------       ----------

                                                       $398,153       $  564,706       $1,254,484       $1,982,203
                                                       ========       ==========       ==========       ==========

Limited partners' per unit share of net earnings       $   6.77       $    10.18       $    22.12       $    37.69
                                                       ========       ==========       ==========       ==========




        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 Nine Months Ended
                                                                 -----------------
                                                          September 30,      September 30,
                                                              1996               1995
                                                              ----               ----
Net cash provided by operating activities                  $ 1,718,999        $ 2,723,245

Cash flows provided by investing activities:
   Proceeds from disposal of equipment                       1,430,260            867,205

Cash flows used in financing activities:
   Distribution to partners                                 (3,314,101)        (3,434,613)
                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents          (164,842)           155,837

Cash and cash equivalents at January 1                       1,728,584          1,769,503
                                                           -----------        -----------

Cash and cash equivalents at September 30                  $ 1,563,742        $ 1,925,340
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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                            September 30,     December 31,
                                                                1996             1995
                                                                ----             ----
Lease receivables, net of doubtful accounts
     of $369,939 at September 30, 1996 and $355,354 at
     December 31, 1995                                       $1,168,868       $1,534,063
Less:
Direct operating payables and accrued expenses                  264,121          351,094
Damage protection reserve                                       133,975          172,605
Base management fees                                             76,245          118,275
Reimbursed administrative expenses                               16,019           21,408
Incentive fees                                                  118,839          132,229
                                                             ----------       ----------

                                                             $  559,669       $  738,452
                                                             ==========       ==========




                                                                     (Continued)

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:

                                             Three Months Ended                Nine Months Ended
                                             ------------------                -----------------
                                        September 30,   September 30,    September 30,    September 30,
                                            1996            1995             1996             1995
                                            ----            ----             ----             ----
Rental revenue                            $919,334       $1,351,909       $3,021,859       $4,210,557
Rental equipment operating expenses        226,207          287,969          792,541          831,965
Base management fees                        63,855           91,148          203,910          282,632
Incentive fees                             118,839          145,619          354,843          413,424
Reimbursed administrative expenses          53,953           82,690          173,993          233,907
                                          --------       ----------       ----------       ----------

                                          $456,480       $  744,483       $1,496,572       $2,448,629
                                          ========       ==========       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      During the first nine months of 1996, the Registrant continued disposing of containers as part of its ongoing operations. Accordingly, 1,150 containers were disposed, contributing to a decline in the Registrant's operating results. At September 30, 1996, 64% of the original equipment remained in the Registrant's fleet, as compared to 76% at December 31, 1995, comprised as follows:


                                                                            40-Foot
                                                 20-Foot       40-Foot     High-Cube
                                                 -------       -------     ---------
         Containers on lease:
              Term leases                           205           127          4
              Master lease                        2,848         1,616         56
                                                  -----         -----         --
                  Subtotal                        3,053         1,743         60

         Containers off lease                     1,074           456          9
                                                  -----         -----         --

              Total container fleet               4,127         2,199         69
                                                  =====         =====         ==

                                                                                            40-Foot
                                                20-Foot                40-Foot             High-Cube
                                                -------                -------             ---------
                                            Units        %         Units        %        Units      %
                                            -----        -         -----        -        -----      -
Total purchases                             6,102       100%       3,753       100%       75       100%
     Less disposals                         1,975        32%       1,554        41%        6         8%
                                            -----       ---        -----       ---        --       ---

Remaining fleet at September 30, 1996       4,127        68%       2,199        59%       69        92%
                                            =====       ===        =====       ===        ==       ===


      Net lease receivables at September 30, 1996, declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables, a diminishing fleet size, and its related operating performance. During the third quarter of 1996, distributions from operations and sales proceeds amounted to $1,114,743, reflecting distributions to the general and limited partners for the second quarter of 1996. This represents an increase from $1,009,294 during the second quarter of 1996, reflecting increased distributions of sales proceeds for the second quarter of 1996. The Registrant's disposal activity should produce lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. Accordingly, the Registrant's utilization rate has declined from an average of 88% at December 31, 1995 to an average of 77% at September 30, 1996. During the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. As a result, these leasing market conditions, combined with the Registrant's disposal of containers, are expected to adversely impact the results from operations through the remainder of 1996 and into 1997.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three and nine-month periods ended September 30, 1996 was $456,480 and $1,496,572, respectively, a decline of 39% from the same three and nine-month periods in the prior year, respectively. Approximately 36% and 32% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1996, respectively, were from gain on disposal of equipment, as compared to 8% and 13% for the same three and nine-month periods in the prior year, respectively. As the Registrant's disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $919,334, and $3,021,859, respectively, reflecting a decline of 32% and 28% from the same three and nine-month periods in 1995. During 1996, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and lower utilization levels. Average per-diem rental rates decreased approximately 5% and 3% when compared to the same three and nine-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:

                                                         Three Months Ended             Nine Months Ended
                                                         ------------------             -----------------
                                                    September 30,  September 30,   September 30,  September 30,
                                                        1996           1995            1996           1995
                                                        ----           ----            ----           ----
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))       8,846          10,780          9,446          11,177
         Average Utilization                              78%             87%            79%             89%

      The Registrant's aging and declining fleet size contributed to a 16% and 13% decline in depreciation expense when compared to the same three and nine-month periods in the prior year, respectively. Rental equipment operating expenses were 25% and 26% of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1996, respectively, as compared to 21% and 20% when compared to the same three and nine-month periods ended September 30, 1995, respectively. These increases were largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's diminishing fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
  No.                  Description                      Method of Filing
  ---                  -----------                      ----------------
 3(a)     Limited Partnership Agreement of the
          Registrant, amended and restated as of
          October 11, 1984                              *

 3(b)     Certificate of Limited Partnership of
          the Registrant                                **

 27       Financial Data Schedule                       Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996




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



                                IEA INCOME FUND VI,
                                A California Limited Partnership

                                By  Cronos Capital Corp.
                                    The Managing General Partner



                                By  /s/ JOHN KALLAS
                                    ----------------------------------------
                                        John Kallas
                                        Vice President, Treasurer
                                        Principal Financial & Accounting Officer




Date:  November 11, 1996

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