Form 10-Q
period 1997-03-31
IEA INCOME FUND VI
filed 1997-06-16
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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
                                       -----      -----

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996                               4

          Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)         5

          Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)         6

          Notes to Financial Statements (unaudited)                                                       7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                     10


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                                13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                              March 31,       December 31,
                                                                                 1997            1996
                                                                             -----------      ------------
                   Assets
                   ------
Current assets:
    Cash and cash equivalents, includes $1,374,935 at March 31, 1997
       and $1,443,332 at December 31, 1996 in interest-bearing accounts      $ 1,403,584      $ 1,443,622
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                           558,803          484,449
                                                                             -----------      -----------

           Total current assets                                                1,962,387        1,928,071
                                                                             -----------      -----------

Container rental equipment, at cost                                           13,023,641       14,523,765
    Less accumulated depreciation                                              8,253,040        9,033,806
                                                                             -----------      -----------
       Net container rental equipment                                          4,770,601        5,489,959
                                                                             -----------      -----------

                                                                             $ 6,732,988      $ 7,418,030
                                                                             ===========      ===========

              Partners' Capital
              -----------------
Partners' capital:
    General partners                                                         $     8,873      $    15,724
    Limited partners                                                           6,724,115        7,402,306
                                                                             -----------      -----------

           Total partners' capital                                             6,732,988        7,418,030
                                                                             -----------      -----------

                                                                             $ 6,732,988      $ 7,418,030
                                                                             ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        1997          1996
                                                      ---------     ---------
Net lease revenue (notes 1 and 3)                     $333,453      $598,363

Other operating expenses:
   Depreciation                                        182,573       235,397
   Other general and administrative expenses            14,253        10,625
                                                      --------      --------
                                                       196,826       246,022
                                                      --------      --------

     Earnings from operations                          136,627       352,341

Other income:
   Interest income                                      16,573        21,412
   Net gain on disposal of equipment                   125,861       161,245
                                                      --------      --------
                                                       142,434       182,657
                                                      --------      --------

     Net earnings                                     $279,061      $534,998
                                                      ========      ========

Allocation of net earnings:

   General partners                                   $ 78,848      $ 99,233
   Limited partners                                    200,213       435,765
                                                      --------      --------

                                                      $279,061      $534,998
                                                      ========      ========

Limited partners' per unit share of net earnings      $   4.56      $   9.92
                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                       Three Months Ended
                                                  -----------------------------
                                                   March 31,         March 31,
                                                     1997              1996
                                                  -----------       -----------
Net cash provided by operating activities         $   392,955       $   634,392


Cash flows provided by investing activities:
   Proceeds from disposal of equipment                531,109           333,352


Cash flows used in financing activities:
   Distribution to partners                          (964,102)       (1,190,064)
                                                  -----------       -----------


Net decrease in cash and cash equivalents             (40,038)         (222,320)


Cash and cash equivalents at January 1              1,443,622         1,728,584
                                                  -----------       -----------


Cash and cash equivalents at March 31             $ 1,403,584       $ 1,506,264
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

         As of March 31, 1997, the Partnership owned and operated 3,411 twenty-foot, 1,848 forty-foot and 65 forty-foot high-cube marine dry cargo containers.


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

         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


    (2)  Net Lease Receivables Due from Leasing Company

         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                                 March 31,    December 31,
                                                                   1997           1996
                                                                ----------    ------------
           Lease receivables, net of doubtful accounts
              of $343,136 at March 31, 1997 and $351,237
              at December 31, 1996                              $1,197,338     $1,039,362
           Less:
           Direct operating payables and accrued expenses          346,342        230,512
           Damage protection reserve                               109,971        131,971
           Base management fees                                     65,643         70,694
           Reimbursed administrative expenses                       12,803         14,614
           Incentive fees                                          103,776        107,122
                                                                ----------     ----------

                                                                $  558,803     $  484,449
                                                                ==========     ==========



                                                                     (Continued)

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3) Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows:

                                                          Three Months Ended
                                                       ------------------------
                                                       March 31,     March 31,
                                                         1997           1996
                                                       --------      ----------
           Rental revenue                              $695,391      $1,128,787

           Less:
           Rental equipment operating expenses          169,831         276,957
           Base management fees                          48,901          77,114
           Incentive fees                               103,776          64,209
           Reimbursed administrative expenses            39,430         112,144
                                                       --------      ----------

                                                       $333,453      $  598,363
                                                       ========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

         During the first quarter of 1997, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 666 containers were disposed during the first quarter of 1997, contributing to a decline in the Registrant's operating results. At March 31, 1997, 54% of the original equipment remained in the Registrant's fleet, as compared to 60% at December 31, 1996, and was comprised of the following:

                                                             40-Foot
                                       20-Foot    40-Foot   High-Cube
                                       -------    -------   ---------
         Containers on lease:
             Term leases                  195        121          7
             Master lease               2,440      1,330         50
                                        -----      -----      -----
                  Subtotal              2,635      1,451         57
         Containers off lease             776        397          8
                                        -----      -----      -----
             Total container fleet      3,411      1,848         65
                                        =====      =====      =====


                                                                                     40-Foot
                                                 20-Foot            40-Foot         High-Cube
                                              -------------      ------------     ------------
                                              Units      %       Units     %      Units     %
                                              -----    ----      -----    ---      --      ---
       Total purchases                        6,102     100%     3,753    100%     75      100%
           Less disposals                     2,691      44%     1,905     51%     10       13%
                                              -----    ----      -----    ---      --      ---

       Remaining fleet at March 31, 1997      3,411      56%     1,848     49%     65       87%
                                              =====    ====      =====    ====     ==      ===

         Net lease receivables at March 31, 1997 increased slightly when compared to December 31, 1996, as cash collections of outstanding receivables slowed. The diminishing fleet size and related operating results also contributed to the increase in net lease receivables, as the damage protection reserve, reimbursed administrative expenses payable, base management and incentive fees payable declined. Direct operating payables and accrued expenses increased $115,851 from December 31, 1996, due to an increase in deferred revenue from advance billings to containers lessees.

         During the first quarter of 1997, distributions from operations and sales proceeds amounted to $964,102, reflecting distributions to the general and limited partners for the fourth quarter of 1996. This represents a decline from the $1,069,550 distributed during the fourth quarter of 1996, reflecting distributions for the third quarter of 1996. The Registrant's continued disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

         During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997. However, the Registrant's average utilization rate increased from 77% at December 31, 1996 to 78% at March 31, 1997, a direct result of the Registrant's policy to dispose of its off-hire containers. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. Although these conditions are expected to continue throughout 1997, the Registrant's liquidity and capital resources will also be impacted by its declining fleet size.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three- month period ended
         March 31, 1996.

         Net lease revenue for the first quarter of 1997 was $333,453, a decline of approximately 44% from the first quarter of 1996. Approximately 38% of the Registrant's net earnings for the three-month period ended March 31, 1997 were from gain on disposal of equipment, as compared to 27% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

         Gross rental revenue (a component of net lease revenue) for the quarter was $695,391, a decline of 38% from the same period last year. During 1997, gross rental revenue was impacted by the Registrant's declining fleet size. However, the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997 also contributed to lower average per-diem rental rates, which declined 14% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and 1996 were as follows:

                                                             Three Months Ended
                                                           ----------------------
                                                          March 31,    March 31,
                                                            1997         1996
                                                          ---------    ---------
             Average Fleet Size (measured in
                twenty-foot equivalent units (TEU))         7,626       10,070
             Average Utilization                               78%          79%


         The Registrant's aging and declining fleet size contributed to a 22% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 24% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, consistent with the same period in the prior year. The Registrant's declining fleet size and related operating results contributed to a decline in base management fees and reimbursed administrative expenses. Incentive fees, which are based on the operating performance of the fleet and sales proceeds, increased 62% when compared to the same three-month period in the prior year, as the Registrant's disposal activity increased.

         As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

         The Parent Company is the indirect corporate parent of Cronos Capital Corp., the Managing General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the Managing General Partner or the Registrant, Arthur Andersen confirmed to the Managing General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

         The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

         Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and Managing General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


         Cautionary Statement

         This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.                          Description                                    Method of Filing
       ---                          -----------                                    ----------------
        3(a)      Limited Partnership Agreement of the Registrant, amended and     *
                  restated as of October 11, 1984

        3(b)      Certificate of Limited Partnership of the Registrant             **

       27         Financial Data Schedule                                          Filed with this document



(b)  Reports on Form 8-K

         The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                      IEA INCOME FUND VI,
                                      A California Limited Partnership

                                      By  Cronos Capital Corp.
                                          The Managing General Partner



                                      By  /s/ JOHN KALLAS
                                          --------------------------------------
                                          John Kallas
                                          Vice President, Treasurer
                                          Principal Finance & Accounting Officer



Date:  June 16, 1997

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