Form 10-Q
period 1997-06-30
IEA INCOME FUND VI
filed 1997-08-13
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ________

                         Commission file number 0-14440

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             ------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                 10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                                            13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                           June 30,      December 31,
                                                                             1997           1996
                                                                          -----------   -------------
                   Assets
Current assets:
    Cash and cash equivalents, includes $1,553,304 at June 30, 1997
       and $1,443,332 at December 31, 1996 in interest-bearing accounts   $ 1,584,210   $ 1,443,622
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                        471,338       484,449
                                                                          -----------   -----------

           Total current assets                                             2,055,548     1,928,071
                                                                          -----------   -----------

Container rental equipment, at cost                                        11,336,424    14,523,765
    Less accumulated depreciation                                           7,294,869     9,033,806
                                                                          -----------   -----------
       Net container rental equipment                                       4,041,555     5,489,959
                                                                          -----------   -----------

                                                                          $ 6,097,103   $ 7,418,030
                                                                          ===========   ===========

              Partners' Capital

Partners' capital:
    General partners                                                      $     5,739   $    15,724
    Limited partners                                                        6,091,364     7,402,306
                                                                          -----------   -----------

           Total partners' capital                                          6,097,103     7,418,030
                                                                          -----------   -----------

                                                                          $ 6,097,103   $ 7,418,030
                                                                          ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended                   Six Months Ended
                                                    --------------------------          -----------------------------
                                                       June 30,       June 30,             June 30,        June 30,
                                                         1997           1996                 1997            1996
                                                    -----------    -----------          ------------    ------------
Net lease revenue (notes 1 and 3)                   $   329,191    $   441,729          $    662,644    $  1,040,092
Other operating expenses:
     Depreciation                                       161,449        223,479               344,022         458,876
     Other general and administrative expenses           15,893         11,734                30,146          22,359
                                                       --------       --------              --------     -----------
                                                        177,342        235,213               374,168         481,235
                                                        -------        -------               -------      ----------
     Earnings from operations                           151,849        206,516               288,476         558,857
Other income:
     Interest income                                     17,464         22,328                34,037          43,740
     Net gain on disposal of equipment                  128,775         92,489               254,636         253,734
                                                        -------       --------               -------       ---------
                                                        146,239        114,817               288,673         297,474
                                                        -------        -------               -------       ---------
         Net earnings                               $   298,088    $   321,333          $    577,149    $    856,331
                                                        =======        =======               =======       =========
Allocation of net earnings:
     General partners                               $    79,885    $    82,836          $    158,733    $    182,069
     Limited partners                                   218,203        238,497               418,416         674,262
                                                        -------        -------               -------       ---------
                                                    $   298,088    $   321,333          $    577,149    $    856,331
                                                        =======        =======               =======       =========
Limited partners' per unit share of net earnings    $      4.97    $      5.43          $       9.53    $      15.35
                                                     ==========     ==========            ==========     ===========


   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Six Months Ended
                                                      ----------------------------
                                                          June 30,       June 30,
                                                           1997           1996
                                                      ------------    ------------
Net cash provided by operating activities              $   782,947    $ 1,205,563

Cash flows provided by investing activities:
     Proceeds from disposal of equipment                 1,255,717        872,243

Cash flows used in financing activities:
     Distribution to partners                           (1,898,076)    (2,199,358)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       140,588       (121,552)

Cash and cash equivalents at January 1                   1,443,622      1,728,584
                                                       -----------    -----------

Cash and cash equivalents at June 30                   $ 1,584,210    $ 1,607,032
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

          As of June 30, 1997, the Partnership owned and operated 2,860 twenty-foot, 1,651 forty-foot and 65 forty-foot high-cube marine dry cargo containers.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                                        June 30,        December 31,
                                                                          1997              1996
                                                                      ----------        ----------
           Lease receivables, net of doubtful accounts
              of $323,715 at June 30, 1997 and $351,237
              at December 31, 1996                                    $1,001,711        $1,039,362
           Less:
           Direct operating payables and accrued expenses                196,898           230,512
           Damage protection reserve                                     129,586           131,971
           Base management fees                                           68,545            70,694
           Reimbursed administrative expenses                             11,484            14,614
           Incentive fees                                                123,860           107,122
                                                                      ----------        ----------

                                                                      $  471,338        $  484,449
                                                                      ==========        ==========

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:


                                                      Three Months Ended                   Six Months Ended
                                                  -------------------------           -----------------------------
                                                    June 30,      June 30,              June 30,        June 30,
                                                      1997         1996                  1997             1966
                                                  ----------   ------------           ------------    -------------
         Rental revenue                            $644,472       $973,738             $1,339,863      $2,102,525
         Less:
         Rental equipment operating expenses        113,668        289,377                283,499         566,334
         Base management fees                        46,549         62,941                 95,450         140,055
         Incentive fees                             123,860        123,860                227,636         236,004
         Reimbursed administrative expenses          31,204         55,831                 70,634         120,040
                                                   --------       --------             ----------      ----------
                                                   $329,191       $441,729             $  662,644      $1,040,092
                                                   ========       ========             ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      During the second quarter of 1997, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 748 containers were disposed during the first six months of 1997, contributing to a decline in the Registrant's operating results. At June 30, 1997, 46% of the original equipment remained in the Registrant's fleet, as compared to 60% at December 31, 1996, and was comprised of the following:


                                                                                            40-Foot
                                                     20-Foot            40-Foot            High-Cube
                                                     ------             -------            ---------
       Containers on lease:
           Term leases                                  244                 95                   7
           Master lease                               2,218              1,265                  52
                                                      -----              -----                  --
                Subtotal                              2,462              1,360                  59
       Containers off lease                             398                291                   6
                                                     ------             ------                 ---
           Total container fleet                      2,860              1,651                  65
                                                     ======             ======                 ===

                                                                                            40-Foot
                                                     20-Foot              40-Foot          High-Cube
                                                 --------------       --------------     ---------------
                                                 Units         %      Units        %     Units         %
                                                 -----     ----       -----     ----     -----      ----
       Total purchases                           6,102     100%       3,753     100%        75      100%
           Less disposals                        3,242      53%       2,102      56%        10       13%
                                                 -----    ----        -----    ----         --     ----

       Remaining fleet at June 30, 1997          2,860      47%       1,651      44%        65       87%
                                                 =====    ====        =====    ====         ==     ====

      During the second quarter of 1997, distributions from operations and sales proceeds amounted to $933,974, reflecting distributions to the general and limited partners for the first quarter of 1997. This represents a decline from the $964,102 distributed during the first quarter of 1997, reflecting distributions for the fourth quarter of 1996. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent quarters.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 76% at December 31, 1996 to 84% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $329,191 and $662,644 respectively, a decline of 25% and 36% from the same three and six-month periods in the prior year, respectively. Approximately 43% and 44% of the Registrant's net earnings for the three and six-month periods ended June 30, 1997, respectively, were from gain on disposal of equipment, as compared to 29% and 30% for the same three and six-month periods in the prior year, respectively. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $644,472 and $1,339,863, respectively, reflecting a decline of 34% and 36% from the same three and six-month periods in 1996, respectively. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 13% and 12%, when compared to the same three and six-month periods in the prior year, respectively. Utilization rates increased when compared to the same three and six-month periods in the prior year, as the market demand for leased containers improved since 1996 and the Registrant's continuing disposal of containers reduced the number of off-hire containers. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:

                                                    Three Months Ended                  Six Months Ended
                                                  -------------------------          ------------------------
                                                 June 30,         June 30,           June 30,         June 30,
                                                  1997              1996               1997             1996
                                                 --------        ----------          --------         -------
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))   6,536             9,422              7,224           9,746
         Average Utilization                          84%               79%                81%             79%

      The Registrant's aging and declining fleet size contributed to a 28% and 25% decline in depreciation expense when compared to the same three and six-month periods in the prior year, respectively. Rental equipment operating expenses were 18% and 21% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 30% and 27% during the three and six-month periods ended June 30, 1996, respectively. Rental equipment operating expenses decreased due to lower storage and handling costs associated with higher equipment utilization. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees and reimbursed administrative expenses. Incentive fees, based on the operating performance of the fleet and sales proceeds, remained consistent with the same periods in the prior year due to a leveling in container disposals and related sales proceeds.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the managing general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the managing general partner or the Registrant, Arthur Andersen confirmed to the managing general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the managing general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and managing general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

             Exhibit
               No.                      Description                                         Method of Filing
             -------                    -----------                                         ----------------
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



                               IEA INCOME FUND VI,
                               A California Limited Partnership

                               By     Cronos Capital Corp.
                                      The Managing General Partner



                               By      /s/ JOHN KALLAS
                                      -----------------------------------------
                                      John Kallas
                                      Vice President, Treasurer
                                      Principal Finance & Accounting Officer



Date:  August 14, 1997

                                  EXHIBIT INDEX



             Exhibit
               No.                      Description                                         Method of Filing
             -------                    -----------                                         ----------------
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