Form 10-Q
period 1997-09-30
IEA INCOME FUND VI
filed 1997-11-10
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _____

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
                                      ----     ---

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Balance Sheets - September 30, 1997 (unaudited) and December 31,
                1996                                                                   4

                Statements of Operations for the three and nine months ended
                September 30, 1997 and 1996 (unaudited)                                5

                Statements of Cash Flows for the nine months ended September 30,
                1997 and 1996 (unaudited)                                              6

                Notes to Financial Statements (unaudited)                              7

  Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                 10


PART II - OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K                                      13


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                  September 30,     December 31,
                                                                                      1997             1996
                                                                                  -----------       -----------
               Assets
Current assets:
   Cash and cash equivalents, includes $1,176,187 at September 30, 1997 and
      $1,443,332 at December 31, 1996 in interest-bearing accounts                $ 1,254,994       $ 1,443,622
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                 472,943           484,449
                                                                                  -----------       -----------

         Total current assets                                                       1,727,937         1,928,071
                                                                                  -----------       -----------

Container rental equipment, at cost                                                10,411,132        14,523,765
   Less accumulated depreciation                                                    6,814,848         9,033,806
                                                                                  -----------       -----------
      Net container rental equipment                                                3,596,284         5,489,959
                                                                                  -----------       -----------

                                                                                  $ 5,324,221       $ 7,418,030
                                                                                  ===========       ===========

          Partners' Capital

Partners' capital:
   General partners                                                               $     9,046       $    15,724
   Limited partners                                                                 5,315,175         7,402,306
                                                                                  -----------       -----------

         Total partners' capital                                                    5,324,221         7,418,030
                                                                                  -----------       -----------

                                                                                  $ 5,324,221       $ 7,418,030
                                                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                            Three Months Ended                Nine Months Ended
                                                      -----------------------------     -----------------------------
                                                      September 30,    September 30,    September 30,    September 30,
                                                           1997            1996              1997            1996
                                                       ----------       ----------       ----------       ----------
Net lease revenue (notes 1 and 3)                      $  353,021       $  456,480       $1,015,665       $1,496,572
Other operating expenses:
  Depreciation                                            129,589          210,537          473,611          669,413
  Other general and administrative expenses                13,948           13,072           44,094           35,431
                                                       ----------       ----------       ----------       ----------

                                                          143,537          223,609          517,705          704,844
                                                       ----------       ----------       ----------       ----------
    Earnings from operations                              209,484          232,871          497,960          791,728
Other income:
  Interest income                                          17,213           23,514           51,250           67,254
  Net gain on disposal of equipment                       115,164          141,768          369,800          395,502
                                                       ----------       ----------       ----------       ----------
                                                          132,377          165,282          421,050          462,756
                                                       ----------       ----------       ----------       ----------
    Net earnings                                       $  341,861       $  398,153       $  919,010       $1,254,484
                                                       ==========       ==========       ==========       ==========
Allocation of net earnings:
  General partners                                     $  102,395       $  101,033       $  261,128       $  283,102
  Limited partners                                        239,466          297,120          657,882          971,382
                                                       ----------       ----------       ----------       ----------
                                                       $  341,861       $  398,153       $  919,010       $1,254,484
                                                       ==========       ==========       ==========       ==========
Limited partners' per unit share of net earnings       $     5.45       $     6.77       $    14.98       $    22.12
                                                       ==========       ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Nine Months Ended
                                                   -------------------------------
                                                   September 30,     September 30,
                                                       1997               1996
                                                   -----------        -----------
Net cash provided by operating activities          $ 1,138,410        $ 1,718,999

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                1,685,781          1,430,260

Cash flows used in financing activities:
  Distribution to partners                          (3,012,819)        (3,314,101)
                                                   -----------        -----------

Net decrease in cash and cash equivalents             (188,628)          (164,842)

Cash and cash equivalents at January 1               1,443,622          1,728,584
                                                   -----------        -----------

Cash and cash equivalents at September 30          $ 1,254,994        $ 1,563,742
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

         As of September 30, 1997, the Partnership owned and operated 2,592 twenty-foot, 1,527 forty-foot and 64 forty-foot high-cube marine dry cargo containers.


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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:


                                                        September 30, December 31,
                                                           1997              1996
                                                        ----------       ----------
Lease receivables, net of doubtful accounts
   of $330,255 at September 30, 1997 and $351,237
   at December 31, 1996                                 $  896,148       $1,039,362
Less:
Direct operating payables and accrued expenses             150,054          230,512
Damage protection reserve                                  115,208          131,971
Base management fees                                        57,224           70,694
Reimbursed administrative expenses                          10,334           14,614
Incentive fees                                              90,385          107,122
                                                        ----------       ----------

                                                        $  472,943       $  484,449
                                                        ==========       ==========

                                                                     (Continued)

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:


                                               Three Months Ended                Nine Months Ended
                                          -----------------------------    ------------------------------
                                          September 30,    September 30,   September 30,    September 30,
                                              1997            1996             1997             1996
                                          ----------       ----------       ----------       ----------
Rental revenue                            $  591,009       $  919,334       $1,930,872       $3,021,859
Less:
Rental equipment operating expenses           77,483          226,207          360,982          792,541
Base management fees                          40,958           63,855          136,408          203,910
Incentive fees                                90,385          118,839          318,021          354,843
Reimbursed administrative expenses            29,162           53,953           99,796          173,993
                                          ----------       ----------       ----------       ----------
                                          $  353,021       $  456,480       $1,015,665       $1,496,572
                                          ==========       ==========       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     During the third quarter of 1997, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 1,141 containers were disposed during the first nine months of 1997, contributing to a decline in the Registrant's operating results. At September 30, 1997, 42% of the original equipment remained in the Registrant's fleet, as compared to 60% at December 31, 1996, and was comprised of the following:


                                                                            40-Foot
                                          20-Foot        40-Foot            High-Cube
                                          -------        -------            ---------
      Containers on lease:
         Term leases                         232             102                6
         Master lease                      1,999           1,230               52
                                           -----           -----               --
             Subtotal                      2,231           1,332               58
      Containers off lease                   361             195                6
                                          ------          ------              ---
         Total container fleet             2,592           1,527               64
                                           =====           =====               ==

                                                                                                           40-Foot
                                                          20-Foot                  40-Foot                 High-Cube
                                                          -------                  -------                 ---------
                                                    Units         %          Units         %          Units          %
                                                    -----         -          -----         -          -----          -
        Total purchases                             6,102         100%       3,753         100%          75         100%
           Less disposals                           3,510          58%       2,226          59%          11          15%
                                                    -----       -----        -----       -----        -----       -----

        Remaining fleet at September 30, 1997       2,592          42%       1,527          41%          64          85%
                                                    =====       =====        =====       =====        =====       =====


     During the third quarter of 1997, distributions from operations and sales proceeds amounted to $1,114,743, reflecting distributions to the general and limited partners for the second quarter of 1997. This represents an increase from the $933,974 distributed during the second quarter of 1997, reflecting distributions for the first quarter of 1997. The increase in distributions is attributable to an increase in sales proceeds distributed to its partners. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 76% at December 31, 1996 to 87% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.


                                                                     (Continued)

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $353,021 and $1,015,665 respectively, a decline of 23% and 32%, respectively, from the same three and nine-month periods in the prior year. Approximately 34% and 40% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1997, respectively, were from gain on disposal of equipment, as compared to 36% and 32%, respectively, for the same three and nine-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $591,009 and $1,930,872, respectively, reflecting a decline of 36% from each of the three and nine-month periods in 1996. During 1997, gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 11% and 12%, respectively, when compared to the same three and nine-month periods in the prior year. Utilization rates increased when compared to the same three and nine-month periods in the prior year, as the demand for leased containers improved and the Registrant continued disposing of containers, reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:

                                                   Three Months Ended           Nine Months Ended
                                                --------------------------- ---------------------------
                                                September 30, September 30, September 30, September 30,
                                                   1997          1996         1997         1996
                                                   ----          ----         ----         ----
        Average Fleet Size (measured in
          twenty-foot equivalent units (TEU))       5,951        8,846        6,842        9,446
        Average Utilization                            86%          78%          83%          79%


     The Registrant's aging and declining fleet size contributed to a respective 38% and 29% decline in depreciation expense when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 13% and 19% of the Registrant's gross lease revenue during the respective three and nine-month periods ended September 30, 1997, as compared to 25% and 26% during the respective three and nine-month periods ended September 30, 1996. Contributing to these declines were reduction in costs associated with higher utilization levels, including storage and handling, as well as a decline in repair and maintenance. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
         No.                           Description                              Method of Filing
         ---                           -----------                              ----------------
         3(a)    Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of October 11, 1984

         3(b)    Certificate of Limited Partnership of the Registrant           **

         27      Financial Data Schedule                                        Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.



-------------

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



                                 IEA INCOME FUND VI,
                                 A California Limited Partnership

                                 By   Cronos Capital Corp.
                                      The Managing General Partner



                                 By    /s/ JOHN KALLAS
                                    ----------------------------------------
                                      John Kallas
                                      Vice President, Treasurer
                                      Principal Finance & Accounting Officer



Date: November 10, 1997

                                  EXHIBIT INDEX


       Exhibit
         No.                           Description                              Method of Filing
         ---                           -----------                              ----------------
         3(a)    Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of October 11, 1984

         3(b)    Certificate of Limited Partnership of the Registrant           **

         27      Financial Data Schedule                                        Filed with this document




-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 12, 1984, included as part of Registration Statement on Form S-11 (No. 2-92883)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-11 (No. 2-92883)