Form 10-Q
period 1998-03-31
IEA INCOME FUND VI
filed 1998-05-11
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ___________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                                PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997     4

          Statements of Operations for the three months ended March 31,
             1998 and 1997 (unaudited)                                          5

          Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997 (unaudited)                                6

          Notes to Financial Statements (unaudited)                             7

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          10


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                      15

                         PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                               March 31,     December 31,
                                                                                 1998            1997
                                                                              ----------      ----------
                    Assets
Current assets:
    Cash and cash equivalents, includes $1,063,874 at March 31, 1998 and
       $1,274,162 at December 31, 1997 in interest-bearing accounts           $1,068,637      $1,274,362
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                           275,147         319,299
                                                                              ----------      ----------

           Total current assets                                                1,343,784       1,593,661
                                                                              ----------      ----------

Container rental equipment, at cost                                            8,763,446       9,491,785
    Less accumulated depreciation                                              5,845,343       6,277,270
                                                                              ----------      ----------
       Net container rental equipment                                          2,918,103       3,214,515
                                                                              ----------      ----------

                                                                              $4,261,887      $4,808,176
                                                                              ==========      ==========

               Partners' Capital

Partners' capital:
    General partners                                                          $    6,476      $   11,939
    Limited partners                                                           4,255,411       4,796,237
                                                                              ----------      ----------

           Total partners' capital                                             4,261,887       4,808,176
                                                                              ----------      ----------

                                                                              $4,261,887      $4,808,176
                                                                              ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        1998          1997
                                                      --------      --------
Net lease revenue (notes 1 and 3)                     $269,586      $333,453

Other operating expenses:
   Depreciation                                         66,379       182,573
   Other general and administrative expenses            17,289        14,253
                                                      --------      --------
                                                        83,668       196,826
                                                      --------      --------

     Earnings from operations                          185,918       136,627

Other income:
   Interest income                                      16,055        16,573
   Net gain on disposal of equipment                    95,328       125,861
                                                      --------      --------
                                                       111,383       142,434
                                                      --------      --------

     Net earnings                                     $297,301      $279,061
                                                      ========      ========

Allocation of net earnings:
   General partners                                   $ 69,523      $ 78,848
   Limited partners                                    227,778       200,213
                                                      --------      --------

                                                      $297,301      $279,061
                                                      ========      ========

Limited partners' per unit share of net earnings      $   5.19      $   4.56
                                                      ========      ========



   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                      Three Months Ended
                                                  -----------------------------
                                                   March 31,         March 31,
                                                     1998              1997
                                                  -----------       -----------
Net cash provided by operating activities         $   158,827       $   392,955

Cash flows provided by investing activities:
     Proceeds from disposal of equipment              479,038           531,109

Cash flows used in financing activities:
     Distribution to partners                        (843,590)         (964,102)
                                                  -----------       -----------


Net decrease in cash and cash equivalents            (205,725)          (40,038)


Cash and cash equivalents at January 1              1,274,362         1,443,622
                                                  -----------       -----------


Cash and cash equivalents at March 31             $ 1,068,637       $ 1,403,584
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

            As of March 31, 1998, the Partnership owned and operated 2,213 twenty-foot, 1,216 forty-foot and 60 forty-foot high-cube marine dry cargo containers.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1998 and December 31, 1997 were as follows:


                                                                     March 31,   December 31,
                                                                       1998          1997
                                                                     --------      --------
         Lease receivables, net of doubtful accounts of $89,448
           at March 31, 1998 and $66,889 at December 31, 1997        $641,389      $718,470
         Less:
         Direct operating payables and accrued expenses               125,717       121,819
         Damage protection reserve                                    108,087       107,833
         Base management fees                                          45,032        66,228
         Reimbursed administrative expenses                             8,738         9,559
         Incentive fees                                                78,668        93,732
                                                                     --------      --------

                                                                     $275,147      $319,299
                                                                     ========      ========


                                                                     (Continued)

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1998 and 1997 was as follows:


                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                    1998           1997
                                                  --------      --------
         Rental revenue                           $489,026      $695,391
         Less:
         Rental equipment operating expenses        74,561       169,831
         Base management fees                       34,134        48,901
         Incentive fees                             78,668       103,776
         Reimbursed administrative expenses         32,077        39,430
                                                  --------      --------

                                                  $269,586      $333,453
                                                  ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1998 and December 31, 1997.

      During the first quarter of 1998, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 307 containers were disposed during the first quarter of 1998, contributing to a decline in the Registrant's operating results. At March 31, 1998, 35% of the original equipment remained in the Registrant's fleet, as compared to 38% at December 31, 1997, and was comprised of the following:


                                                                 40-Foot
                                           20-Foot    40-Foot   High-Cube
                                           -------    -------   ---------
         Containers on lease:
               Term leases                    187         90          6
               Master leases                1,742        986         49
                                            -----      -----      -----
                   Subtotal                 1,929      1,076         55

         Containers off lease                 284        140          5
                                            -----      -----      -----

               Total container fleet        2,213      1,216         60
                                            =====      =====      =====


                                                                                                 40-Foot
                                                     20-Foot               40-Foot               High-Cube
                                                ----------------       ----------------       ----------------
                                                Units         %        Units        %         Units        %
                                                -----      -----       -----      -----       -----      -----
         Total purchases                        6,102        100%      3,753        100%         75        100%
              Less disposals                    3,889         64%      2,537         68%         15         20%
                                                -----      -----       -----      -----       -----      -----
         Remaining fleet at March 31, 1998      2,213         36%      1,216         32%         60         80%
                                                =====      =====       =====      =====       =====      =====


      During the first quarter of 1998, distributions from operations and sales proceeds amounted to $843,590, reflecting distributions to the general and limited partners for the fourth quarter of 1997. This represents an increase from the $813,461 distributed during the fourth quarter of 1997, reflecting distributions for the third quarter of 1997. The increase in distributions is attributable to an increase in sales proceeds distributed to its partners. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      Market conditions that existed during 1997 persisted through the first quarter of 1998. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years.

      By the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. As a result, the Registrant's container utilization rate declined from 89% at December 31, 1997 to 88% at March 31, 1998. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions impacted the Registrant's financial condition and operating performance during the first quarter of 1998.

2) Material changes in the results of operations between the three-month period ended March 31, 1998 and the three-month period ended March 31, 1997.

      Net lease revenue for the three-month period ended March 31, 1998 was $269,586, a decline of 19% from the same three-month period in the prior year. Approximately 32% of the Registrant's net earnings for the three-month period ended March 31, 1998 were from gain on disposal of equipment, as compared to 45% for the same three-month period in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

      Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1998 was $489,026, reflecting a decline of 30% from the three-month period in 1997. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 6%, when compared to the same three-month period in the prior year. Utilization rates increased when compared to the same three-month period in the prior year, as the Registrant continued to dispose of containers, thereby reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1998 and March 31, 1997 were as follows:


                                                                    Three Months Ended
                                                                   ----------------------
                                                                   March 31,    March 31,
                                                                     1998         1997
                                                                   ---------    ---------
         Average fleet size (measured in twenty-foot equivalent
             units (TEU))                                            4,992       7,626
         Average Utilization                                            89%         78%


      The Registrant's aging and declining fleet size contributed to a 64% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 15% of the Registrant's gross lease revenue during the three-month period ended March 31, 1998, as compared to 24% during the three-month period ended March 31, 1997. Contributing to these declines were reductions in costs associated with higher utilization levels, including storage and handling, as well as a decline in expenses for repair and maintenance. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (The "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of CCC, the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

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

      During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

      In 1993, the Parent Company negotiated a credit facility (herinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

      The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant.

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

      Year 2000

      The Registrant relies upon the financial and operational systems provided by the Leasing company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in it vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

 Exhibit
   No.                           Description                               Method of Filing
 -------                         -----------                               ----------------
   3(a)     Limited Partnership Agreement of the Registrant, amended       *
            and restated as of October 11, 1984

   3(b)     Certificate of Limited Partnership of the Registrant           **

   27       Financial Data Schedule                                        Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.





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



                               IEA INCOME FUND VI
                               (A California Limited Partnership)

                               By     Cronos Capital Corp.
                                      The Managing General Partner



                               By    /s/ Dennis J. Tietz
                                    --------------------------------------------
                                     Dennis J. Tietz
                                     President and Director of Cronos
                                     Capital Corp. ("CCC")
                                     Principal Executive Officer of CCC


Date: May 15, 1998

                                  EXHIBIT INDEX



Exhibit
  No.                           Description                               Method of Filing
-------                         -----------                               ----------------
  3(a)     Limited Partnership Agreement of the Registrant, amended       *
           and restated as of October 11, 1984

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