Form 10-Q
period 1998-06-30
IEA INCOME FUND VI
filed 1998-08-13
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I -- FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Balance Sheets -- June 30, 1998 (unaudited) and December 31, 1997                                            4
           Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)               5
           Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)                         6
           Notes to Financial Statements (unaudited)                                                                    7
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       10
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  12

PART II -- OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                           13
  Item 3.  Defaults Upon Senior Securities                                                                             14
  Item 5.  Other Information                                                                                           14
  Item 6.  Exhibits and Reports on Form 8-K                                                                            16

                         PART IV - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                              June 30,          December 31,
                                                                                                1998                1997
                                                                                            -------------       -------------
                    Assets
Current assets:
    Cash and cash equivalents, includes $1,039,185 at June 30, 1998 and $1,274,162
       at December 31, 1997 in interest-bearing accounts                                    $   1,039,285       $   1,274,362
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                            170,616             319,299
                                                                                            -------------       -------------

           Total current assets                                                                 1,209,901           1,593,661
                                                                                            -------------       -------------

Container rental equipment, at cost                                                             8,086,894           9,491,785
    Less accumulated depreciation                                                               5,423,680           6,277,270
                                                                                            -------------       -------------
       Net container rental equipment                                                           2,663,214           3,214,515
                                                                                            -------------       -------------

                                                                                            $   3,873,115       $   4,808,176
                                                                                            =============       =============
               Partners' Capital

Partners' capital:
    General partners                                                                        $       6,129       $      11,939
    Limited partners                                                                            3,866,986           4,796,237
                                                                                            -------------       -------------

           Total partners' capital                                                              3,873,115           4,808,176
                                                                                            -------------       -------------

                                                                                            $   3,873,115       $   4,808,176
                                                                                            =============       =============


   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                 Three Months Ended                  Six Months Ended
                                                          -------------------------------     -------------------------------
                                                             June 30,           June 30,         June 30,          June 30,
                                                               1998              1997              1998              1997
                                                          -------------     -------------     -------------     -------------
Net lease revenue (notes 1 and 3)                         $     258,113     $     329,191     $     527,699     $     662,644

Other operating expenses:
    Depreciation                                                 41,818           161,449           108,197           344,022
    Other general and administrative expenses                    12,435            15,893            29,724            30,146
                                                          -------------     -------------     -------------     -------------
                                                                 54,253           177,342           137,921           374,168
                                                          -------------     -------------     -------------     -------------

       Earnings from operations                                 203,860           151,849           389,778           288,476

Other income:
    Interest income                                              14,754            17,464            30,809            34,037
    Net gain on disposal of equipment                           100,627           128,775           195,955           254,636
                                                          -------------     -------------     -------------     -------------
                                                                115,381           146,239           226,764           288,673
                                                          -------------     -------------     -------------     -------------

       Net earnings                                       $     319,241     $     298,088     $     616,542     $     577,149
                                                          =============     =============     =============     =============

Allocation of net earnings:
    General partners                                      $      62,588     $      79,885     $     132,111     $     158,733
    Limited partners                                            256,653           218,203           484,431           418,416
                                                          -------------     -------------     -------------     -------------

                                                          $     319,241     $     298,088     $     616,542     $     577,149
                                                          =============     =============     =============     =============

Limited partners' per unit share of net earnings          $        5.84     $        4.97     $       11.03     $        9.53
                                                          =============     =============     =============     =============


   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       Six Months Ended
                                                              -----------------------------------
                                                                June 30,              June 30,
                                                                  1998                 1997
                                                              -------------         -------------
Net cash provided by operating activities                     $     477,078         $     782,947

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                             839,447             1,255,717

Cash flows used in financing activities:
    Distribution to partners                                     (1,551,602)           (1,898,076)
                                                              -------------         -------------


Net increase (decrease) in cash and cash equivalents               (235,077)              140,588


Cash and cash equivalents at January 1                            1,274,362             1,443,622
                                                              -------------         -------------


Cash and cash equivalents at June 30                          $   1,039,285         $   1,584,210
                                                              =============         =============

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

           As of June 30, 1998, the Partnership owned and operated 2,048 twenty-foot, 1,100 forty-foot and 60 forty-foot high-cube marine dry cargo containers.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1998 and December 31, 1997 were as follows:


                                                                   June 30,       December 31,
                                                                    1998              1997
                                                                -------------     -------------
Lease receivables, net of doubtful accounts of $27,549
  at June 30, 1998 and $66,889 at December 31, 1997             $     574,681     $     718,470
Less:
Direct operating payables and accrued expenses                        156,872           121,819
Damage protection reserve                                              94,406           107,833
Base management fees                                                   69,708            66,228
Reimbursed administrative expenses                                      7,760             9,559
Incentive fees                                                         75,319            93,732
                                                                -------------     -------------
                                                                $     170,616     $     319,299
                                                                =============     =============


                                                                     (Continued)

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1998 and 1997 was as follows:


                                                    Three Months Ended                       Six Months Ended
                                             ---------------------------------       ---------------------------------
                                                June 30,           June 30,            June 30,            June 30,
                                                  1998               1997                1998                1997
                                             -------------       -------------       -------------       -------------
Rental revenue                               $     438,092       $     644,472       $     927,118       $   1,339,863
Less:
Rental equipment operating expenses                 54,461             113,668             129,022             283,499
Base management fees                                30,304              46,549              64,438              95,450
Reimbursed administrative expenses                  19,894              31,204              51,971              70,634
Incentive fees                                      75,320             123,860             153,988             227,636
                                             -------------       -------------       -------------       -------------

                                             $     258,113       $     329,191       $     527,699       $     662,644
                                             =============       =============       =============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1998 and December 31, 1997.

      During the second quarter of 1998, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 281 containers were disposed during the second quarter of 1998, contributing to a decline in the Registrant's operating results. At June 30, 1998, 34% of the original equipment remained in the Registrant's fleet, as compared to 38% at December 31, 1997, and was comprised of the following:


                                                                   40-Foot
                                      20-Foot        40-Foot       High-Cube
                                     ---------      ---------      ---------
Containers on lease:
      Term leases                          208             84              6
      Master leases                      1,552            896             45
                                     ---------      ---------      ---------
          Subtotal                       1,760            980             51

Containers off lease                       288            120              9
                                     ---------      ---------      ---------
      Total container fleet              2,048          1,100             60
                                     =========      =========      =========


                                                                                                               40-Foot
                                                   20-Foot                        40-Foot                      High-Cube
                                          -------------------------      -------------------------      -------------------------
                                             Units           %             Units             %            Units            %
                                          ----------     ----------      ----------     ----------      ----------     ----------
Total purchases                                6,102            100%          3,753            100%             75            100%
     Less disposals                            4,054             66%          2,653             71%             15             20%
                                          ----------     ----------      ----------     ----------      ----------     ----------
Remaining fleet at June 30, 1998               2,048             34%          1,100             29%             60             80%
                                          ==========     ==========      ==========     ==========      ==========     ==========


      During the second quarter of 1998, distributions from operations and sales proceeds amounted to $708,012, reflecting distributions to the general and limited partners for the first quarter of 1998. This represents a decrease from the $843,590 distributed during the first quarter of 1998, reflecting distributions for the fourth quarter of 1997. The decrease in distributions is attributable to a decline in sales proceeds distributed to its partners. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      Imbalances and reductions in trade volumes, fueled by the economic crisis in Asia, continue to affect the container leasing market and Partnership operations. Containerships leaving Asia are operating at full capacity. Yet, on the return eastbound trip they are going back to Asia with only a fraction of their holds utilized. This results in a shortage of containers available for exporting cargo from Asia and a surplus of containers in locations of low demand. As a consequence of this imbalance, container leasing companies are repositioning empty containers from low-demand locations back to Asian ports in order to keep equipment at the source of cargo and, at the same time, reduce the effects of additional depot charges for idle equipment and lost revenue. While there is a cost incurred when repositioning an empty container, revenue is lost while it is in transit. In spite of these market pressures, strong trade with other parts of the world is compensating for the imbalances with Asia. There is renewed demand for leased containers in locations such as Mexico, Canada, China, and areas of Europe where trade volumes of containerized goods are prospering. In light of the current market conditions, the Registrant's focus remains centered on strategic planning in order to reduce equipment imbalances and on improving collections to maximize returns.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1998 and the three and six-month periods ended June 30, 1997.

      Net lease revenue for the three and six-month periods ended June 30, 1998 was $258,113 and $527,699, respectively, a decline of 22% and 20% from the respective three and six-month periods in the prior year. Approximately 32% of the Registrant's net earnings for both the three and six-month periods ended June 30, 1998, were from gain on disposal of equipment, as compared to 43% and 44%, respectively, for the same three and six-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1998 was $438,092 and $927,118, respectively, reflecting a decline of 32% and 31%, respectively, from the same three and six-month periods in 1997. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates declined approximately 6% when compared to the same three and six-month periods in the prior year. Utilization rates increased when compared to the same three and six-month periods in the prior year, as the Registrant continued to dispose of containers, thereby reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1998 and June 30, 1997 were as follows:


                                                          Three Months Ended               Six Months Ended
                                                     -----------------------------   -----------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         1998            1997            1998            1997
                                                     -------------   -------------   -------------   -------------
Average fleet size (measured in twenty-foot
    equivalent units (TEU))                                  4,517           6,536           4,788           7,224
Average Utilization                                             89%             84%             89%             81%


      The Registrant's aging and declining fleet size contributed to a 74% and 69% decline in depreciation expense when compared to the respective three and six-month periods in the prior year. Rental equipment operating expenses were 12% and 14%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998, as compared to 18% and 21%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997. Contributing to these declines were reductions in costs associated with higher utilization levels, including storage and handling, as well as a decline in expenses for repair and maintenance. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

         The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

         In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A(b)(2) of the Securities Exchange Act of 1934 as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to a proposed strategic alliance. This sum was returned to the Parent Company in January 1997.

         Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The SEC's investigation can result in several types of civil or administrative sanctions against the Parent Company and individuals associated with the Parent Company, including the assessment of monetary penalties. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

         The SEC's investigation is continuing, and some of the Parent Company's present and former officers and directors and others associated with the Parent Company have given testimony. However, no conclusion of any alleged wrongdoing by the Parent Company or any individual has been communicated to the Parent Company by the SEC.

         The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

         As reported in the Registrant's Current Report on Form 8-K, filed with the SEC on May 21, 1998, the Parent Company reported that its Chairman and CEO, Stefan M. Palatin, was suspended from his duties pending the investigation of fraud charges against him by Austrian government authorities. On June 8, 1998, the Parent Company's Board of Directors removed Mr. Palatin as Managing Director and Chief Executive Officer. Mr. Palatin resigned from the Board of Directors of the Parent Company on July 6, 1998. Mr. Rudolf J. Weissenberger has been appointed to replace Mr. Palatin as an executive director and Chief Executive Officer. Also, on June 8, 1998, the Board approved a proposal to add two independent directors to the Board. The Board engaged legal counsel to provide legal advice and commence legal action, if appropriate, against former officers or directors of the Parent Company (including Mr. Palatin) if it is determined that they engaged in any misfeasance or improper self-dealing.

         Mr. Palatin had been a director of CCC; he resigned from his position as director on April 23, 1998.

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. Such investigations, which are still pending, have not resulted in any action being taken against Messrs. Weissenberger or Friedberg, and each has informed the Parent Company that they do not believe that there is any basis for any action to be taken against them.

Item 3.  Defaults Upon Senior Securities

         See Item 5. Other Information.


Item 5.  Other Information

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

         Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to the former Chairman of $5,900,000 and $3,700,000 to be restructured as obligations of the former Chairman to another subsidiary of the Parent Company (not
         CCC), together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in the Parent Company as security for these loans. They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Parent Company in respect of the other 1,030,303 shares. Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant. The Parent Company did not repay the Credit Facility at the amended maturity date of May 31, 1998.

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30 and a final maturity date of January 8, 1999. All of these conditions will be fulfilled by August 14, 1998.

         The directors of the Parent Company are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

         CCC is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


Exhibit
  No.                           Description                               Method of Filing
-------                         -----------                               ----------------
  3(a)     Limited Partnership Agreement of the Registrant, amended       *
           and restated as of October 11, 1984

  3(b)     Certificate of Limited Partnership of the Registrant           **

  27       Financial Data Schedule                                        Filed with this document


(b)   Reports on Form 8-K

      On May 21, 1998, the Registrant filed a Report on Form 8-K reporting changes on the board of directors of the Parent Company.





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




              IEA INCOME FUND VI
              (A California Limited Partnership)


              By     Cronos Capital Corp.
                     The Managing General Partner




              By     /s/ Dennis J. Tietz
                     Dennis J. Tietz
                     President and Director of Cronos Capital Corp. ("CCC") Principal Executive Officer of CCC




Date: August 14, 1998

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