Form 10-Q
period 1998-09-30
IEA INCOME FUND VI
filed 1998-11-12
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ TO ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I --  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                         4

           Statements of Operations for the three and nine months ended September 30, 1998
           and 1997 (unaudited)                                                                          5

           Statements of Cash Flows for the nine months ended September 30, 1998 and
           1997 (unaudited)                                                                              6

           Notes to Financial Statements (unaudited)                                                     7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   12

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                            13

  Item 3.  Defaults Upon Senior Securities                                                              14

  Item 5.  Other Information                                                                            14

  Item 6.  Exhibits and Reports on Form 8-K                                                             16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                   September 30,       December 31,
                                                                                       1998                1997
                                                                                   -------------       ------------
                                     Assets

Current assets:
    Cash and cash equivalents, includes $907,980 at September 30, 1998 and
       $1,274,162 at December 31, 1997 in interest-bearing accounts                 $  908,080          $1,274,362
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                 138,643             319,299
                                                                                    ----------          ----------
           Total current assets                                                      1,046,723           1,593,661
                                                                                    ----------          ----------
Container rental equipment, at cost                                                  7,468,869           9,491,785
    Less accumulated depreciation                                                    5,042,922           6,277,270
                                                                                    ----------          ----------
       Net container rental equipment                                                2,425,947           3,214,515
                                                                                    ----------          ----------
                                                                                    $3,472,670          $4,808,176
                                                                                    ==========          ==========
                                Partners' Capital

Partners' capital:
    General partners                                                                $    8,836          $   11,939
    Limited partners                                                                 3,463,834           4,796,237
                                                                                    ----------          ----------
           Total partners' capital                                                   3,472,670           4,808,176
                                                                                    ----------          ----------
                                                                                    $3,472,670          $4,808,176
                                                                                    ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               Three Months Ended                  Nine Months Ended
                                                        -------------------------------    --------------------------------
                                                        September 30,     September 30,    September 30,      September 30,
                                                            1998              1997              1998               1997
                                                        -------------     -------------    -------------      -------------
Net lease revenue (notes 1 and 3)                         $238,844          $353,021          $766,543          $1,015,665

Other operating expenses:
    Depreciation                                            40,738           129,589           148,935             473,611
    Other general and administrative expenses               15,707            13,948            45,431              44,094
                                                          --------          --------          --------          ----------
                                                            56,445           143,537           194,366             517,705
                                                          --------          --------          --------          ----------
       Earnings from operations                            182,399           209,484           572,177             497,960

Other income:
    Interest income                                         12,663            17,213            43,472              51,250
    Net gain on disposal of equipment                       82,378           115,164           278,333             369,800
                                                          --------          --------          --------          ----------
                                                            95,041           132,377           321,805             421,050
                                                          --------          --------          --------          ----------
       Net earnings                                       $277,440          $341,861          $893,982          $  919,010
                                                          ========          ========          ========          ==========
Allocation of net earnings:
    General partners                                      $ 62,963          $102,395          $195,074          $  261,128
    Limited partners                                       214,477           239,466           698,908             657,882
                                                          --------          --------          --------          ----------
                                                          $277,440          $341,861          $893,982          $  919,010
                                                          ========          ========          ========          ==========
Limited partners' per unit share of net earnings          $   4.88          $   5.45          $  15.91          $    14.98
                                                          ========          ========          ========          ==========

   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Nine Months Ended
                                                     -----------------------------------
                                                     September 30,         September 30,
                                                         1998                   1997
                                                     -------------         -------------
Net cash provided by operating activities             $   708,144           $ 1,138,410

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                 1,155,061             1,685,781

Cash flows used in financing activities:
    Distribution to partners                           (2,229,487)           (3,012,819)
                                                      -----------           -----------
Net decrease in cash and cash equivalents                (366,282)             (188,628)

Cash and cash equivalents at January 1                  1,274,362             1,443,622
                                                      -----------           -----------
Cash and cash equivalents at September 30             $   908,080           $ 1,254,994
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

            As of September 30, 1998, the Partnership owned and operated 1,896 twenty-foot, 992 forty-foot and 57 forty-foot high-cube marine dry cargo containers.

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                                          September 30,    December 31,
                                                                              1998              1997
                                                                          -------------    ------------
          Lease receivables, net of doubtful accounts of $45,467
            at September 30, 1998 and $66,889 at December 31, 1997          $497,383          $718,470
          Less:
          Direct operating payables and accrued expenses                     150,302           121,819
          Damage protection reserve                                           69,657           107,833
          Base management fees                                                67,665            66,228
          Reimbursed administrative expenses                                   7,020             9,559
          Incentive fees                                                      64,096            93,732
                                                                            --------          --------
                                                                            $138,643          $319,299
                                                                            ========          ========

                                                                     (Continued)

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:


                                                           Three Months Ended                     Nine Months Ended
                                                     -------------------------------      ---------------------------------
                                                     September 30,     September 30,      September 30,       September 30,
                                                         1998              1997               1998                1997
                                                     -------------     -------------      -------------       -------------
          Rental revenue                               $397,432          $591,009          $1,324,550          $1,930,872
          Less:
          Rental equipment operating expenses            44,340            77,483             173,362             360,982
          Base management fees                           27,898            40,958              92,336             136,408
          Reimbursed administrative expenses             22,745            90,385              74,716             318,021
          Incentive fees                                 63,605            29,162             217,593              99,796
                                                       --------          --------          ----------          ----------
                                                       $238,844          $353,021          $  766,543          $1,015,665
                                                       ========          ========          ==========          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

      During the third quarter of 1998, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 851 containers were disposed during the third quarter of 1998, contributing to a decline in the Registrant's operating results. At September 30, 1998, 30% of the original equipment remained in the Registrant's fleet, as compared to 38% at December 31, 1997, and was comprised of the following:


                                                                        40-Foot
                                              20-Foot      40-Foot     High-Cube
                                              -------      -------     ---------
          Containers on lease:
                Term leases                      184           71           6
                Master leases                  1,384          811          43
                                               -----          ---          --
                    Subtotal                   1,568          882          49
          Containers off lease                   328          110           8
                                               -----          ---          --
                Total container fleet          1,896          992          57
                                               =====          ===          ==

                                                                                               40-Foot
                                                            20-Foot           40-Foot         High-Cube
                                                         -------------      ------------     -----------
                                                         Units      %       Units     %      Units    %
                                                         -----     ---      -----    ---     -----   ---
          Total purchases                                6,102     100%     3,753    100%     75     100%
               Less disposals                            4,206      69%     2,761     74%     18      24%
                                                         -----     ---      -----    ---      --     ---
          Remaining fleet at September 30, 1998          1,896      31%       992     26%     57      76%
                                                         =====     ===      =====    ===      ==     ===

      During the third quarter of 1998, distributions from operations and sales proceeds amounted to $677,885, reflecting distributions to the general and limited partners for the second quarter of 1998. This represents a decrease from the $708,012 distributed during the second quarter of 1998, reflecting distributions for the first quarter of 1998. The decrease in distributions is attributable to a decline in sales proceeds distributed to its partners, which was only partially offset by an increase in distributable cash from operations. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America.

      In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

      Net lease revenue for the three and nine-month periods ended September 30, 1998 was $238,844 and $766,543, respectively, a decline of 32% and 25% from the respective three and nine-month periods in the prior year. Approximately 30% and 31%, respectively, of the Registrant's net earnings for the three and nine-month periods ended September 30, 1998, were from gain on disposal of equipment, as compared to 34% and 40%, respectively, for the same three and nine-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

      Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $397,432 and $1,324,550, respectively, reflecting a decline of 33% and 31% from the respective three and nine-month periods in 1997. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined approximately 7% and 6%, respectively, when compared to the same three and nine-month periods in the prior year. Utilization rates rates for the three and nine-month periods ended September 30, 1998 increased when compared to the same three and nine-month periods in the prior year, as the Registrant continued to dispose of containers, thereby reducing the number of off-hire containers within its fleet. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and September 30, 1997 were as follows:

                                                            Three Months Ended               Nine Months Ended
                                                       -----------------------------   ------------------------------
                                                       September 30,   September 30,   September 30,    September 30,
                                                           1998            1997            1998            1997
                                                       -------------   -------------   -------------    -------------
          Average fleet size (measured in twenty-
              foot equivalent units (TEU))                 4,114           5,951           4,586           6,842
          Average Utilization                                 88%             86%             88%             83%

      The Registrant's aging and declining fleet size contributed to a 69% decline in depreciation expense during the three and nine months ended September 30, 1998 when compared to the respective three and nine-month periods in the prior year. Rental equipment operating expenses were 11% and 13%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 13% and 19%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997. Contributing to these declines were reductions in costs associated with higher utilization levels, including storage and handling, as well as a decline in expenses for repair and maintenance. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees and reimbursed administrative expenses.

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

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

         The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

           Exhibit
             No.                            Description                                   Method of Filing
           -------     --------------------------------------------------------       ------------------------
            3(a)       Limited Partnership Agreement of the Registrant, amended       *
                       and restated as of October 11, 1984

            3(b)       Certificate of Limited Partnership of the Registrant           **

            27         Financial Data Schedule                                        Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.


------------

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

                                       IEA INCOME FUND VI
                                       (A California Limited Partnership)

                                       By  Cronos Capital Corp.
                                           The Managing General Partner

                                       By  /s/ Dennis J. Tietz
                                           -------------------------------------
                                           Dennis J. Tietz
                                           President and Director of
                                           Cronos Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC

Date: November 13, 1998

                                  EXHIBIT INDEX

 Exhibit
   No.                            Description                                   Method of Filing
 -------     --------------------------------------------------------       ------------------------
  3(a)       Limited Partnership Agreement of the Registrant, amended       *
             and restated as of October 11, 1984

  3(b)       Certificate of Limited Partnership of the Registrant           **

  27         Financial Data Schedule                                        Filed with this document


-----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 12, 1984, included as part of Registration Statement on Form S-1 (No. 2-92883)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-92883)