Form 10-Q
period 1999-03-31
IEA INCOME FUND VI
filed 1999-05-12
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS




                                                                                                                     PAGE
PART I -    FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                                         4


            Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)                   5


            Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)                   6


            Notes to Financial Statements (unaudited)                                                                 7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                    10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                               12


PART II -   OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                        13


  Item 3.   Defaults Upon Senior Securities                                                                          13


  Item 5.   Other Information                                                                                        13


  Item 6.   Exhibits and Reports on Form 8-K                                                                         15

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                  March 31,           December 31,
                                                                                    1999                   1998
                                                                                 ----------           ------------
                    Assets
Current assets:
   Cash and cash equivalents, includes $721,040 at March 31, 1999 and
       $786,333 at December 31, 1998 in interest-bearing accounts                $  721,140            $  786,433
   Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                              128,086               137,087
                                                                                 ----------            ----------

           Total current assets                                                     849,226               923,520
                                                                                 ----------            ----------

Container rental equipment, at cost                                               6,431,028             6,971,959
   Less accumulated depreciation                                                  4,411,896             4,742,260
                                                                                 ----------            ----------
       Net container rental equipment                                             2,019,132             2,229,699
                                                                                 ----------            ----------

                                                                                 $2,868,358            $3,153,219
                                                                                 ==========            ==========
              Partners' Capital

Partners' capital:
   General partners                                                              $    8,460            $   11,309
   Limited partners                                                               2,859,898             3,141,910
                                                                                 ----------            ----------

           Total partners' capital                                                2,868,358             3,153,219
                                                                                 ----------            ----------

                                                                                 $2,868,358            $3,153,219
                                                                                 ==========            ==========




   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                Three Months Ended
                                                            ----------------------------
                                                            March 31,           March 31,
                                                              1999                1998
                                                            --------            --------
Net lease revenue (notes 1 and 3)                           $171,000            $269,586

Other operating expenses:
  Depreciation                                                33,142              66,379
  Other general and administrative expenses                   17,527              17,289
                                                            --------            --------
                                                              50,669              83,668
                                                            --------            --------
    Earnings from operations                                 120,331             185,918

Other income:
  Interest income                                              8,173              16,055
  Net gain on disposal of equipment                           53,623              95,328
                                                            --------            --------
                                                              61,796             111,383
                                                            --------            --------
    Net earnings                                            $182,127            $297,301
                                                            ========            ========

Allocation of net earnings:
  General partners                                          $ 38,661            $ 69,523
  Limited partners                                           143,466             227,778
                                                            --------            --------
                                                            $182,127            $297,301
                                                            ========            ========


Limited partners' per unit share of net earnings            $   3.27            $   5.19
                                                            ========            ========




   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                               Three Months Ended
                                                        -----------------------------------
                                                          March 31,              March 31,
                                                            1999                   1998
                                                        -----------             -----------
Net cash provided by operating activities               $   155,057             $   158,827

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                     246,637                 479,038

Cash flows used in financing activities:
    Distribution to partners                               (466,987)               (843,590)
                                                        -----------             -----------

Net decrease in cash and cash equivalents                   (65,293)               (205,725)

Cash and cash equivalents at January 1                      786,433               1,274,362
                                                        -----------             -----------

Cash and cash equivalents at March 31                   $   721,140             $ 1,068,637
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

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1)      Summary of Significant Accounting Policies

         (a)      Nature of Operations

                  IEA Income Fund VI, A California Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the State of California on August 1, 1984 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership's operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership's leases generally require all payments to be made in United States currency.

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

                                                                     (Continued)

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

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

(2)      Net Lease Receivables Due from Leasing Company

         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:


                                                                                                   March 31,         December 31,
                                                                                                     1999                1998
                                                                                                   --------          ------------
               Lease receivables, net of doubtful accounts of $42,855 at March 31, 1999
                  and $59,225 at December 31, 1998                                                 $421,553            $459,232
               Less:
               Direct operating payables and accrued expenses                                       150,934             168,144
               Damage protection reserve                                                             29,396              31,651
               Base management fees                                                                  60,551              64,597
               Reimbursed administrative expenses                                                     5,721               5,866
               Incentive fees                                                                        46,865              51,887
                                                                                                   --------            --------
                                                                                                   $128,086            $137,087
                                                                                                   ========            ========

                                                                     (Continued)

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)      Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1999 and 1998 was as follows:


                                                                   Three Months Ended
                                                              ----------------------------
                                                              March 31,           March 31,
                                                                1999                1998
                                                              --------            --------
               Rental revenue (note 4)                        $304,955            $489,026
               Less:
               Rental equipment operating expenses              50,117              74,561
               Base management fees                             21,799              34,134
               Incentive fees                                   46,866              78,668
               Reimbursed administrative expenses               15,173              32,077
                                                              --------            --------
                                                              $171,000            $269,586
                                                              ========            ========


(4)      Operating Segment

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

         The Partnership derives its revenues from owning and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 1,667 twenty-foot, 816 forty-foot and 49 forty-foot high-cube marine dry cargo containers.

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


1) Material changes in financial condition between March 31, 1999 and December 31, 1998.

         During the first quarter of 1999, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 219 containers were disposed during the first quarter of 1999, contributing to a decline in the Registrant's operating results. At March 31, 1999, 25% of the original equipment remained in the Registrant's fleet, as compared to 28% at December 31, 1998, and was comprised of the following:



                                                                                         40-Foot
                                                      20-Foot          40-Foot          High-Cube
                                                      -------          -------          ---------
               Containers on lease:
                      Term leases                        468              268                7
                      Master leases                      867              424               34
                                                       -----            -----            -----
                           Subtotal                    1,335              692               41

               Containers off lease                      332              124                8
                                                       -----            -----            -----

                      Total container fleet            1,667              816               49
                                                       =====            =====            =====


                                                                                                                40-Foot
                                                             20-Foot                  40-Foot                  High-Cube
                                                       -----------------        -----------------          ---------------
                                                       Units          %         Units          %           Units        %
                                                       -----         ---        -----         ---          -----       ---
               Total purchases                         6,102         100%       3,753         100%          75         100%
                      Less disposals                   4,435          73%       2,937          78%          26          35%
                                                       -----         ---        -----         ---          ---         ---

               Remaining fleet at March 31, 1999       1,667          27%         816          22%          49          65%
                                                       =====         ===        =====         ===          ===         ===


         During the first quarter of 1999, distributions from operations and sales proceeds amounted to $466,987, reflecting distributions to the general and limited partners for the fourth quarter of 1998. This represents a decrease from the $527,434 distributed during the fourth quarter of 1998, reflecting distributions for the third quarter of 1998. The decrease in distributions is attributable to a decrease in sales proceeds distributed to its partners. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

         Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.

2) Material changes in the results of operations between the three-month period ended March 31, 1999 and the three-month period ended March 31, 1998.

         Net lease revenue for the three-month period ended March 31, 1999 was $171,000, a decline of 37% from the same three-month period in the prior year. Approximately 29% of the Registrant's net earnings for the three-month period ended March 31, 1999 were from gain on disposal of equipment, as compared to 32% for the same three-month period in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

         Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $304,955, reflecting a decline of 38% from the comparable three-month period in 1998. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 9% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and March 31, 1998 were as follows:


                                                                                               Three Months Ended
                                                                                            ----------------------------
                                                                                            March 31,          March 31,
                                                                                              1999               1998
                                                                                            ---------          ---------
               Average fleet size (measured in twenty-foot equivalent units (TEU))            3,569             4,992
               Average Utilization                                                               83%               89%

         The age and declining size of the Registrant's fleet contributed to an 82% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 16% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 15% during the three-month period ended March 31, 1998. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.



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

         Cautionary Statement

         This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


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

            In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation which are now under review.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits


          Exhibit
            No.                        Description                                                 Method of Filing
          --------  ------------------------------------------------------------              --------------------------
           3(a)     Limited Partnership Agreement of the Registrant, amended and               *
                    restated as of October 11, 1984

           3(b)     Certificate of Limited Partnership of the Registrant                       **

           27       Financial Data Schedule                                                    Filed with this document

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

















--------------

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




                                       IEA INCOME FUND VI,
                                       A California Limited Partnership


                                       By  Cronos Capital Corp.
                                           The Managing General Partner


                                       By  /s/ Dennis J. Tietz
                                           ----------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC



Date: May 15, 1999

                                  EXHIBIT INDEX



         Exhibit
            No.                              Description                                     Method of Filing
         --------   ------------------------------------------------------------          ------------------------
           3(a)     Limited Partnership Agreement of the Registrant, amended and          *
                    restated as of October 11, 1984

           3(b)     Certificate of Limited Partnership of the Registrant                  **

           27       Financial Data Schedule                                               Filed with this document












------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 12, 1984, included as part of Registration Statement on Form S-1 (No. 2-92883)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 2-92883)