Form 10-Q
period 1999-06-30
IEA INCOME FUND VI
filed 1999-08-13
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM  ____________ TO ____________

                         Commission file number 0-14440

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)

               California                                94-2942941
     -------------------------------                  ----------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  444 Market Street, 15th Floor, San Francisco, California    94111
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
                                      ----     ----

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998                                        4

           Statements of Operations for the three and six months ended June 30, 1999 and 1998 (unaudited)          5

           Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)                    6

           Notes to Financial Statements (unaudited)                                                               7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                             12


PART II- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                      13

  Item 3.  Defaults Upon Senior Securities                                                                        13

  Item 5.  Other Information                                                                                      13

  Item 6.  Exhibits and Reports on Form 8-K                                                                       14

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Presented herein are the Registrant's balance sheets as of June 30, 1999 and December 31, 1998, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                              June 30,      December 31,
                                                                               1999             1998
                                                                            ----------      ------------
                                     Assets

Current assets:
    Cash and cash equivalents, includes $687,421 at June 30, 1999 and
    $786,333 at December 31, 1998 in interest-bearing accounts              $  688,962       $  786,433

    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                          92,282          137,087


           Total current assets                                                781,244          923,520

Container rental equipment, at cost                                          5,939,027        6,971,959
    Less accumulated depreciation                                            4,109,193        4,742,260
                                                                            ----------       ----------
       Net container rental equipment                                        1,829,834        2,229,699
                                                                            ----------       ----------

                                                                            $2,611,078       $3,153,219
                                                                            ==========       ==========
                                Partners' Capital

Partners' capital:
    General partners                                                        $    5,888       $   11,309

    Limited partners                                                         2,605,190        3,141,910
                                                                            ----------       ----------

           Total partners' capital                                           2,611,078        3,153,219
                                                                            ----------       ----------

                                                                            $2,611,078       $3,153,219
                                                                            ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                         Three Months Ended              Six Months Ended
                                                       -----------------------       -----------------------
                                                       June 30,       June 30,       June 30,       June 30,
                                                         1999           1998           1999          1998
                                                       --------       --------       --------       --------
Net lease revenue (notes 1 and 3)                      $142,393       $258,113       $313,393       $527,699

Other operating expenses:
    Depreciation                                         35,970         41,818         69,112        108,197
    Other general and administrative expenses             9,884         12,435         27,411         29,724
                                                       --------       --------       --------       --------
                                                         45,854         54,253         96,523        137,921
                                                       --------       --------       --------       --------
       Earnings from operations                          96,539        203,860        216,870        389,778

Other income:
    Interest income                                       7,775         14,754         15,948         30,809
    Net gain on disposal of equipment                    60,199        100,627        113,822        195,955
                                                       --------       --------       --------       --------
                                                         67,974        115,381        129,770        226,764

       Net earnings                                    $164,513       $319,241       $346,640       $616,542
                                                       ========       ========       ========       ========

Allocation of net earnings:
    General partners                                   $ 34,920       $ 62,588       $ 73,581       $132,111
    Limited partners                                    129,593        256,653        273,059        484,431
                                                       --------       --------       --------       --------

                                                       $164,513       $319,241       $346,640       $616,542
                                                       ========       ========       ========       ========
Limited partners' per unit share of net earnings       $   2.95       $   5.84       $   6.22       $  11.03
                                                       ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                         Six Months Ended
                                                   ------------------------------
                                                     June 30,           June 30,
                                                      1999                1998
                                                   -----------        -----------
Net cash provided by operating activities          $   333,647        $   477,078

Cash flows provided by investing activities:
    Proceeds from disposal of equipment                457,663            839,447

Cash flows used in financing activities:
    Distribution to partners                          (888,781)        (1,551,602)
                                                   -----------        -----------


Net decrease in cash and cash equivalents              (97,471)          (235,077)


Cash and cash equivalents at January 1                 786,433          1,274,362
                                                   -----------        -----------


Cash and cash equivalents at June 30               $   688,962        $ 1,039,285
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

          As of June 30, 1999, the Partnership owned and operated 1,533 twenty-foot, 739 forty-foot and 49 forty-foot high-cube marine dry cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1999 and December 31, 1998 were as follows:


                                                                        June 30,       December 31,
                                                                          1999             1998
                                                                        --------       ------------
         Lease receivables, net of doubtful accounts of $48,547
         at June 30, 1999 and $59,225 at December 31, 1998              $358,844         $459,232
         Less:
         Direct operating payables and accrued expenses                  134,320          168,144
         Damage protection reserve                                        25,795           31,651
         Base management fees                                             58,286           64,597
         Reimbursed administrative expenses                                4,642            5,866
         Incentive fees                                                   43,519           51,887
                                                                        --------         --------
                                                                        $ 92,282         $137,087
                                                                        ========         ========



                                                                     (Continued)

                               IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1999 and 1998 was as follows:


                                                         Three Months Ended                Six Months Ended
                                                     -------------------------         -------------------------
                                                     June 30,         June 30,         June 30,          June 30,
                                                       1999             1998             1999             1998
                                                     --------         --------         --------         --------
         Rental revenue (note 4)                     $248,950         $438,092         $553,905         $927,118
         Less:
         Rental equipment operating expenses           30,738           54,461           80,855          129,022
         Base management fees                          18,957           30,304           40,756           64,438
         Reimbursed administrative expenses            13,343           19,894           28,516           51,971
         Incentive fees                                43,519           75,320           90,385          153,988
                                                     --------         --------         --------         --------
                                                     $142,393         $258,113         $313,393         $527,699
                                                     ========         ========         ========         ========

(4)  Operating Segment

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of June 30, 1999, the Partnership operated 1,533 twenty-foot, 739 forty-foot and 49 forty-foot high-cube marine dry cargo containers.

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


1) Material changes in financial condition between June 30, 1999 and December 31, 1998.

     During the second quarter of 1999, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 211 containers were disposed during the second quarter of 1999, contributing to a decline in the Registrant's operating results. At June 30, 1999, 23% of the original equipment remained in the Registrant's fleet, as compared to 28% at December 31, 1998, and was comprised of the following:


                                                                        40-Foot
                                            20-Foot       40-Foot      High-Cube
                                            -------       -------      ---------
         Containers on lease:
               Term leases                     413           250             7
               Master leases                   857           385            32
                                             -----         -----         -----
                   Subtotal                  1,270           635            39

         Containers off lease                  263           104            10
                                             -----         -----         -----

               Total container fleet         1,533           739            49
                                             =====         =====         =====


                                                                                                       40-Foot
                                                      20-Foot                  40-Foot                 High-Cube
                                                -----------------        -----------------         ----------------
                                                Units          %         Units          %          Units         %
                                                -----         ---        -----         ---         -----        ---
         Total purchases                        6,102         100%       3,753         100%          75         100%
              Less disposals                    4,569          75%       3,014          80%          26          35%
                                                -----         ---        -----         ---           --         ---

         Remaining fleet at June 30, 1999       1,533          25%         739          20%          49          65%
                                                =====         ===        =====         ===           ==         ===

     During the second quarter of 1999, distributions from operations and sales proceeds amounted to $421,794, reflecting distributions to the general and limited partners for the first quarter of 1999. This represents a decrease from the $466,987 distributed during the first quarter of 1999, reflecting distributions for the fourth quarter of 1998. The decrease in distributions is attributable to a decline in sales proceeds distributed to the limited partners. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to the limited partners in subsequent periods. Sales proceeds distributed to the limited partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     The sentiment with respect to the container industry's slump over the past two years has turned more favorable in recent months as evidence suggests a turnaround is underway with respect to Asia's economic crisis. In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be stabilizing. In addition, intra-Asian trade, which also has stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates, which declined sharply over the past two years, have continued to soften as a result of competitive market conditions, decreased demand and high inventories.

     The Registrant continues to take advantage of its strong marketing resources in order to seek out leasing opportunities during this period in which seasonal factors are also influencing the increased demand. At the same time, it has identified specific strategies intended to strengthen on-hire volumes and enhance utilization of the container fleet. The short-term objective is to improve utilization by offering greater leasing incentives and actively moving surplus, off-hire equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to handling and storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1999 and the three and six-month periods ended June 30, 1998.

     Net lease revenue for the three and six-month periods ended June 30, 1999 was $142,393 and $313,393, respectively, a decline of 45% and 41% when compared in the same respective three and six-month periods in the prior year. Approximately 37% and 33% of the Registrant's net earnings for the respective three and six-month periods ended June 30, 1999, were from gain on disposal of equipment, as compared to 32% for each of the same three and six-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1999 was $248,950 and $553,905, respectively, reflecting a decline of 43% and 40% from the same respective three and six-month periods in 1998. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates declined approximately 10% and 9%, respectively, when compared to the same three and six-month periods in the prior year. Utilization rates decreased when compared to the same three and six-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1999 and June 30, 1998 were as follows:


                                                             Three Months Ended              Six Months Ended
                                                            -----------------------       -----------------------
                                                            June 30,       June 30,       June 30,       June 30,
                                                              1999           1998           1999          1998
                                                            --------       --------       --------       --------
         Average fleet size (measured in twenty-foot
             equivalent units (TEU))                         3,242          4,517          3,406          4,788
         Average Utilization                                    84%            89%            84%            89%

     The Registrant's aging and diminishing fleet contributed to a 14% and 36% decline in depreciation expense when compared to the respective three and six-month periods in the prior year. Rental equipment operating expenses were 12% and 15%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1999, as compared to 12% and 14%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. The Leasing Company anticipates that all compliant code will be live by the end of August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     As the Registrant has previously reported, in February 1997, its former outside auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to The Cronos Group (the "Parent Company"), its subsidiaries, and all other entities affiliated with the Parent Company, including the Registrant. The Parent Company is the indirect corporate parent of CCC, the managing general partner of the Registrant. CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

     Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's fiscal year ended December 31, 1995, and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     In connection with its resignation, Arthur Andersen prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC"). As a result of the Arthur Andersen report, the SEC commenced an investigation of the Parent Company on February 10, 1997. The purpose of the investigation has been to determine whether the Parent Company and persons associated with the Parent Company violated the federal securities laws administered by the SEC. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC.

     Current management of the Parent Company has been in discussions with the staff of the SEC with a view to settling the investigation. The Parent Company is hopeful of reaching a settlement of the investigation by the end of 1999.


Item 3. Defaults Upon Senior Securities

     See Item 5. Other Information.


Item 5. Other Information

     In 1993, the Parent Company negotiated a credit facility with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1998, approximately $33,110,000 in principal indebtedness was outstanding under that credit facility (none of which had been borrowed by the Registrant). As a party to that credit facility, CCC was jointly and severally liable for the repayment of all principal and interest owed under the credit facility. On August 2, 1999, all outstanding amounts under the credit facility were repaid through the establishment of a new credit facility with two financial institutions. CCC is not a party to the new loan agreement. The Parent Company has guaranteed up to $10 million of amounts borrowed under the new credit facility and, as partial security for this guarantee, the Parent Company has pledged all of the capital stock held by it in Cronos Holding/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of CCC.

     The Registrant is not a borrower under the new credit facility established by the Parent Company, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the new credit facility.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits


        Exhibit
           No.                            Description                                     Method of Filing
        -------                           -----------                                     ----------------
          3(a)         Limited Partnership Agreement of the Registrant, amended           *
                       and restated as of October 11, 1984

          3(b)         Certificate of Limited Partnership of the Registrant               **

          27           Financial Data Schedule                                            Filed with this document


(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.












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



Date: August 16, 1999

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