Form 10-Q
period 1999-09-30
IEA INCOME FUND VI
filed 1999-11-15
CIK 774482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-14440

                            ------------------------

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

        444 MARKET STREET, 15TH FLOOR
          SAN FRANCISCO, CALIFORNIA                                94111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 677-8990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

         Balance Sheets -- September 30, 1999 (unaudited) and
         December 31, 1998...........................................    4

         Statements of Operations for the three and nine months ended
         September 30, 1999 and 1998 (unaudited).....................    5

         Statements of Cash Flows for the nine months ended September
         30, 1999 and 1998 (unaudited)...............................    6

         Notes to Financial Statements (unaudited)...................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   13

Item 3.  Defaults Upon Senior Securities.............................   13

Item 5.  Other Information...........................................   13

Item 6.  Exhibits and Reports on Form 8-K............................   14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Presented herein are the Registrant's balance sheets as of September 30, 1999 and December 31, 1998, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                         ASSETS


Current assets:
  Cash and cash equivalents, includes $620,833 at September
     30, 1999 and $786,333 at December 31, 1998 in
     interest-bearing accounts..............................   $  620,933       $  786,433
  Net lease receivables due from Leasing Company (notes 1
     and 2).................................................       53,162          137,087
                                                               ----------       ----------
          Total current assets..............................      674,095          923,520
                                                               ----------       ----------
Container rental equipment, at cost.........................    5,519,550        6,971,959
  Less accumulated depreciation.............................    3,855,232        4,742,260
                                                               ----------       ----------
     Net container rental equipment.........................    1,664,318        2,229,699
                                                               ----------       ----------
                                                               $2,338,413       $3,153,219
                                                               ==========       ==========

                                     PARTNERS' CAPITAL

Partners' capital:
  General partners..........................................   $    4,641       $   11,309
  Limited partners..........................................    2,333,772        3,141,910
                                                               ----------       ----------
          Total partners' capital...........................    2,338,413        3,153,219
                                                               ----------       ----------
                                                               $2,338,413       $3,153,219
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Net lease revenue (notes 1 and 3)......    $127,220         $238,844         $440,613         $766,543
Other operating expenses:
  Depreciation.........................      30,038           40,738           99,150          148,935
  Other general and administrative
     expenses..........................      11,690           15,707           39,101           45,431
                                           --------         --------         --------         --------
                                             41,728           56,445          138,251          194,366
                                           --------         --------         --------         --------
     Earnings from operations..........      85,492          182,399          302,362          572,177
Other income:
  Interest income......................       7,061           12,663           23,009           43,472
  Net gain on disposal of equipment....      26,449           82,378          140,271          278,333
                                           --------         --------         --------         --------
                                             33,510           95,041          163,280          321,805
                                           --------         --------         --------         --------
     Net earnings......................    $119,002         $277,440         $465,642         $893,982
                                           ========         ========         ========         ========
Allocation of net earnings:
  General partners.....................    $ 33,568         $ 62,963         $107,149         $195,074
  Limited partners.....................      85,434          214,477          358,493          698,908
                                           --------         --------         --------         --------
                                           $119,002         $277,440         $465,642         $893,982
                                           ========         ========         ========         ========
Limited partners' per unit share of net
  earnings.............................    $   1.94         $   4.88         $   8.16         $  15.91
                                           ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                              -------------    -------------
Net cash provided by operating activities...................   $   483,646      $   708,144
Cash flows provided by investing activities:
  Proceeds from disposal of equipment.......................       631,302        1,155,061
Cash flows used in financing activities:
  Distribution to partners..................................    (1,280,448)      (2,229,487)
                                                               -----------      -----------
Net decrease in cash and cash equivalents...................      (165,500)        (366,282)
Cash and cash equivalents at January 1......................       786,433        1,274,362
                                                               -----------      -----------
Cash and cash equivalents at September 30...................   $   620,933      $   908,080
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

     As of September 30, 1999, the Partnership owned and operated 1,434 twenty-foot, 668 forty-foot and 49 forty-foot high-cube marine dry cargo containers.

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

              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

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

(2) NET LEASE RECEIVABLES DUE FROM LEASING COMPANY

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1999 and December 31, 1998 were as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Lease receivables, net of doubtful accounts of $44,693 at
  September 30, 1999 and $59,225 at December 31, 1998.......    $287,019        $459,232
Less:
Direct operating payables and accrued expenses..............     109,612         168,144
Damage protection reserve...................................      25,917          31,651
Base management fees........................................      56,317          64,597
Reimbursed administrative expenses..........................       3,514           5,866
Incentive fees..............................................      38,497          51,887
                                                                --------        --------
                                                                $ 53,162        $137,087
                                                                ========        ========

(3) NET LEASE REVENUE

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company

                              IEA INCOME FUND VI,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Rental revenue (note 4)......................    $224,554        $397,432        $778,459       $1,324,550
Less:
Rental equipment operating expenses..........      33,573          44,340         114,428          173,362
Base management fees.........................      15,852          27,898          56,608           92,336
Reimbursed administrative expenses...........       9,413          22,745          37,929           74,716
Incentive fees...............................      38,496          63,605         128,881          217,593
                                                 --------        --------        --------       ----------
                                                 $127,220        $238,844        $440,613       $  766,543
                                                 ========        ========        ========       ==========

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of September 30, 1999, the Partnership operated 1,434 twenty-foot, 668 forty-foot and 49 forty-foot high-cube marine dry cargo containers.

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

     (1) Material changes in financial condition between September 30, 1999 and December 31, 1998.

     During the first nine months of 1999, the Registrant disposed of 600 containers as part of its ongoing operations. At September 30, 1999, 22% of the original equipment remained in the Registrant's fleet, as compared to 28% at December 31, 1998, and was comprised of the following:

                                                                                     40-FOOT
                                                              20-FOOT    40-FOOT    HIGH-CUBE
                                                              -------    -------    ---------
Containers on lease:
Term leases.................................................     121        52          7
Master leases...............................................   1,082       528         27
                                                               -----       ---         --
     Subtotal...............................................   1,203       580         34
Containers off lease........................................     231        88         15
                                                               -----       ---         --
          Total container fleet.............................   1,434       668         49
                                                               =====       ===         ==

                                                                                     40-FOOT
                                                         20-FOOT       40-FOOT      HIGH-CUBE
                                                       -----------   -----------   -----------
                                                       UNITS    %    UNITS    %    UNITS    %
                                                       -----   ---   -----   ---   -----   ---
Total purchases.....................................   6,102   100%  3,753   100%   75     100%
Less disposals......................................   4,668    76%  3,085    82%   26      35%
                                                       -----   ---   -----   ---    --     ---
Remaining fleet at September 30, 1999...............   1,434    24%    668    18%   49      65%
                                                       =====   ===   =====   ===    ==     ===

     During the third quarter of 1999, distributions from operations and sales proceeds amounted to $391,667, reflecting distributions to the general and limited partners for the second quarter of 1999. This represents a decrease from the $421,794 distributed during the second quarter of 1999, reflecting distributions for the first quarter of 1999. The decrease in distributions is attributable to a decline in sales proceeds distributed to the limited partners. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to the limited partners in subsequent periods. Sales proceeds distributed to the limited partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     As discussed in previous quarters, improving prospects in the Asia-Pacific region have been the impetus for a recovery in containerized trade volumes. Strong demand in North America has generated increases in transpacific volumes from Asia, and imports into Asia are also improving as a result of economic recovery in the region. As a result, container lease-outs from both North America and Europe are showing signs of revival.

     The Managing General Partner previously reported that trade imbalances, which were heightened by the Asian financial crisis, resulted in the necessity to reposition off-hire equipment from low-demand drop-off locations in North America and Europe to higher-demand areas in Asia. Such imbalances continue to be widespread in the container leasing industry. In order to meet the stronger demand in Asia, the Managing General Partner will continue to reposition the Registrant's idle equipment as warranted by market conditions. This repositioning will allow us to better fulfill customer requirements, while at the same time reducing costs associated with handling and storing off-hire or stockpiled equipment.

     (2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1999 and the three and nine-month periods ended September 30, 1998.

     Net lease revenue for the three and nine-month periods ended September 30, 1999 was $127,220 and $440,613, respectively, a decline of 47% and 43% when compared to the same respective three and nine-month periods in the prior year. Approximately 22% and 30% of the Registrant's net earnings for the respective three and nine-month periods ended September 30, 1999, were from gain on disposal of equipment, as compared to 30% and 31%, respectively, for the same three and nine-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1999 was $224,554 and $778,459, respectively, reflecting a decline of 43% and 41% from the respective three and nine-month periods in 1998. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates declined approximately 17% and 12%, respectively, when compared to the same three and nine-month periods in the prior year. Utilization rates decreased when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1999 and September 30, 1998 were as follows:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                             -----------------------------    -----------------------------
                                             SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                 1999            1998             1999            1998
                                             -------------   -------------    -------------   -------------
Average fleet size (measured in twenty-foot
  equivalent units (TEU))..................      2,972           4,114            3,262           4,586
Average Utilization........................         86%             88%              84%             88%

     The Registrant's aging and diminishing fleet contributed to a 26% and 33% decline in depreciation expense when compared to the respective three and nine-month periods in the prior year. Rental equipment operating expenses were 15% of the Registrant's gross lease revenue during each of the three and nine-month periods ended September 30, 1999, as compared to 11% and 13%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.

YEAR 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. All compliant code was made live in August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, (a) the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning (i) preliminary indications that trade volumes from North America and Europe to Asia may be increasing

(ii) the Leasing Company's expectation that its repositioning strategy will place container equipment in higher demand locations and that it will improve utilization; (b) the statements under Year 2000 concerning (i) the Leasing Company's belief that it will be able to resolve any major year 2000 issues (ii) the Leasing Company's belief that the possibility of a year 2000 failure is remote; and (c) the statements under Legal Proceedings concerning the Parent Company's hope of settling the SEC investigation by the end of 1999.

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Registrant. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Registrant will be those anticipated by management. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures as well as other risks and uncertainties, including, but not limited to, those described under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in the discussion of the marine container leasing business; Item 3, Quantitative and Qualitative Disclosures about Market Risk and under Part II -- Item 1, Legal Proceedings and Item 5, Other Information and those risks and uncertainties detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                          DESCRIPTION                           METHOD OF FILING
        -------                        -----------                       ------------------------
         3(a)     Limited Partnership Agreement of the Registrant,       *
                  amended and restated as of October 11, 1984
         3(b)     Certificate of Limited Partnership of the Registrant   **
          27      Financial Data Schedule                                Filed with this document

     (b) Reports on Form 8-K

     On August 20, 1999, and August 23, 1999, the Registrant filed a Report on Form 8-K and Form 8-K/A, respectively, reporting the change in the Registrant's independent auditors.

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

                                          By /s/ PETER J. YOUNGER
                                            ------------------------------------
                                            Peter J. Younger
                                            Chief Financial Officer and
                                             Treasurer of Cronos Capital Corp.
                                             ("CCC")

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION                               METHOD OF FILING
-------                           -----------                           ------------------------
 3(a)     Limited Partnership Agreement of the Registrant, amended and  *
          restated as of October 11, 1984
  3(b)    Certificate of Limited Partnership of the Registrant          **
27        Financial Data Schedule                                       Filed with this document

---------------
 * Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 12, 1984, included as part of Registration Statement on Form S-1 (No. 2-92883)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on
   Form S-1 (No. 2-92883)
                                       16