Form 10-Q
period 2000-03-31
IEA INCOME FUND VI
filed 2000-05-15
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999  (unaudited)                               4


         Condensed Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)          5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)          6


         Notes to Condensed Financial Statements (unaudited)                                                        7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                                          12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

          Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                            March 31,      December 31,
                                                                              2000            1999
                                                                           ----------      -----------
                 Assets
Current assets:

   Cash and cash equivalents, includes $481,725 at March 31, 2000 and
      $471,468 at December 31, 1999 in interest-bearing accounts           $  481,019      $  471,568
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                          49,219          87,904
                                                                           ----------      ----------


         Total current assets                                                 530,238         559,472
                                                                           ----------      ----------


Container rental equipment, at cost                                         4,830,742       5,218,975
   Less accumulated depreciation                                            3,380,463       3,678,434
                                                                           ----------      ----------
      Net container rental equipment                                        1,450,279       1,540,541
                                                                           ----------      ----------

            Total assets                                                   $1,980,517      $2,100,013
                                                                           ==========      ==========

            Partners' Capital

Partners' capital:
   General partners                                                        $    4,492      $    5,687
   Limited partners                                                         1,976,025       2,094,326
                                                                           ----------      ----------

         Total partners' capital                                           $1,980,517      $2,100,013
                                                                           ==========      ==========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       Three Months Ended
                                                    -------------------------
                                                    March 31,      March 31,
                                                       2000           1999
                                                    ---------      ---------
Net lease revenue (notes 1 and 3)                   $ 101,186      $ 171,000

Other operating expenses:
  Depreciation                                             --         33,142
  Other general and administrative expenses            16,197         17,527
                                                    ---------      ---------

                                                       16,197         50,669
                                                    ---------      ---------


    Income from operations                             84,989        120,331

Other income:
  Interest income                                       5,203          8,173
  Net gain on disposal of equipment                    16,274         53,623
                                                    ---------      ---------
                                                       21,477         61,796
                                                    ---------      ---------

    Net income                                      $ 106,466      $ 182,127
                                                    =========      =========

Allocation of net income:
  General partners                                  $  18,891      $  38,661
  Limited partners                                     87,575        143,466
                                                    ---------      ---------

                                                    $ 106,466      $ 182,127
                                                    =========      =========


Limited partners' per unit share of net income      $    1.99      $    3.27
                                                    =========      =========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                              Three Months Ended
                                                          --------------------------
                                                          March 31,        March 31,
                                                             2000            1999
                                                          ---------       ---------

Net cash provided by operating activities                 $ 125,434       $ 155,057


Cash flows provided by investing activities:
    Proceeds from disposal of equipment                     109,979         246,637

Cash flows used in financing activities:

    Distribution to partners                               (225,962)       (466,987)
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents          9,451         (65,293)

Cash and cash equivalents at January 1                      471,568         786,433
                                                          ---------       ---------

Cash and cash equivalents at March 31                     $ 481,019       $ 721,140
                                                          =========       =========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

         The managing general partner is Cronos Capital Corp. ("CCC"); the associate general partners are four individuals. CCC, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the managing general partner. The Partnership shall continue until December 31, 2006, unless sooner terminated upon the occurrence of certain events.

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

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (d) Depreciation of Containers

         Container rental equipment is depreciated over a twelve-year life on a straight-line basis to its estimated salvage value of 30%. As of the year ended December 31, 1999, container rental equipment has been fully depreciated.

     (e) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:


                                                       March 31,        December 31,
                                                         2000               1999
                                                    -------------      -------------
Gross lease receivables                             $     334,374      $     307,763

Less:

Direct operating payables and accrued expenses            130,252             79,424
Damage protection reserve                                  24,623             25,417
Base management fees payable                               53,075             57,191
Reimbursed administrative expenses                          6,792              3,260
Allowance for doubtful accounts                            40,285             29,461
Incentive fees                                             30,128             25,106
                                                    -------------      -------------

Net lease receivables                               $      49,219      $      87,904
                                                    =============      =============


                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2000 and 1999 was as follows:


                                            Three Months Ended
                                         -------------------------
                                          March 31,      March 31,
                                            2000           1999
                                         ---------      ---------
Rental revenue (note 4)                  $ 198,858      $ 304,955
Less:
Rental equipment operating expenses         41,420         50,117
Base management fees                        12,984         21,799
Incentive fees                              30,128         46,866
Reimbursed administrative expenses          13,140         15,173
                                         ---------      ---------

                                         $ 101,186      $ 171,000
                                         =========      =========



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

     The Partnership derives revenues from marine dry cargo containers. As of March 31, 2000, the Partnership operated 1,279 twenty-foot, 559 forty-foot and 43 forty-foot high-cube marine dry cargo containers.

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.


                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     During the first quarter of 2000, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 156 containers were disposed during the first quarter of 2000, contributing to a decline in the Registrant's operating results. At March 31, 2000, 19% of the original equipment remained in the Registrant's fleet, as compared to 21% at December 31, 1999, and was comprised of the following:


                                                                      40-Foot
                                  20-Foot           40-Foot          High-Cube
                                ------------      ------------      ------------
Containers on lease:
     Term leases                          97                43                 6
     Master leases                       994               457                23
                                ------------      ------------      ------------
        Subtotal                       1,091               500                29

Containers off lease                     188                59                14
                                ------------      ------------      ------------

     Total container fleet             1,279               559                43
                                ============      ============      ============



                                                                                        40-Foot
                                            20-Foot               40-Foot               High-Cube
                                       ----------------       ----------------       ----------------
                                       Units        %         Units        %         Units        %
                                       -----      -----       -----      -----       -----      -----
Total purchases                        6,102        100%      3,753        100%         75        100%
     Less disposals                    4,823         79%      3,194         85%         32         43%
                                       -----      -----       -----      -----       -----      -----

Remaining fleet at March 31, 2000      1,279         21%        559         15%         43         57%
                                       =====      =====       =====      =====       =====      =====




     The Registrant's allowance for doubtful accounts increased from $29,461 at December 31, 1999 to $40,285 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately 12 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     During the first quarter of 2000, distributions from operations and sales proceeds amounted to $225,962, reflecting distributions to the general and limited partners for the fourth quarter of 1999. This represents a decrease from the $346,474 distributed during the fourth quarter of 1999, reflecting distributions for the third quarter of 1999. The decrease in distributions is attributable to a decrease in sales proceeds distributed to its partners. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.


2) Material changes in the results of operations between the three-month period ended March 31, 2000 and the three-month period ended March 31, 1999.

     Net lease revenue for the three-month period ended March 31, 2000 was $101,186, a decline of 41% from the same three-month period in the prior year. Approximately 15% of the Registrant's net income for the three-month period ended March 31, 2000 was from gain on disposal of equipment, as compared to 29% for the same three-month period in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net income and may fluctuate depending on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $198,858, reflecting a decline of 35% from the comparable three-month period in 1999. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 17% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and March 31, 1999 were as follows:


                                                    Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                    2000            1999
                                                 ---------       ---------
Average fleet size (measured in twenty-foot
   equivalent units (TEU))                           2,602           3,569

Average utilization                                     86%             83%



     Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 16% during the three-month period ended March 31, 1999. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


  Exhibit
    No.                        Description                         Method of Filing
  ------      -------------------------------------------------    -------------------
   3(a)       Limited Partnership  Agreement of the Registrant,    *
              amended and restated as of October 11, 1984


   3(b)       Certificate   of  Limited   Partnership   of  the    **
              Registrant


   27         Financial Data Schedule                              Filed with this document



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.




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




                           IEA INCOME FUND VI,
                           A California Limited Partnership


                           By   Cronos Capital Corp.
                                The Managing General Partner




                           By   /s/ Dennis J. Tietz
                             --------------------------------------
                                Dennis J. Tietz
                                President and Director of Cronos
                                Capital Corp. ("CCC")
                                Principal Executive Officer of CCC




Date: May 15, 2000

                                  EXHIBIT INDEX



  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------

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