Form 10-Q
period 2000-06-30
IEA INCOME FUND VI
filed 2000-08-11
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO _____

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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                4


         Condensed Statements of Operations for the three and six months ended June
         30, 2000 and 1999 (unaudited)                                                             5


         Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999
         (unaudited)                                                                               6


         Notes to  Financial Statements (unaudited)                                                7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 1. Legal Proceedings                                                                        12


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                                   PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                            June 30,         December 31,
                                                                              2000               1999
                                                                          -------------      -------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $443,227 at June 30, 2000 and
      $471,468 at December 31, 1999 in interest-bearing accounts          $     490,007      $     471,568
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            12,563             87,904
                                                                          -------------      -------------

         Total current assets                                                   502,570            559,472
                                                                          -------------      -------------

Container rental equipment, at cost                                           4,483,580          5,218,975
   Less accumulated depreciation                                              3,137,450          3,678,434
                                                                          -------------      -------------
      Net container rental equipment                                          1,346,130          1,540,541
                                                                          -------------      -------------

         Total assets                                                     $   1,848,700      $   2,100,013
                                                                          =============      =============

            Partners' Capital

Partners' capital:
   General partners                                                       $       3,174      $       5,687
   Limited partners                                                           1,845,526          2,094,326
                                                                          -------------      -------------

         Total partners' capital                                          $   1,848,700      $   2,100,013
                                                                          =============      =============

   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                        Three Months Ended            Six Months Ended
                                                    -------------------------      -----------------------
                                                     June 30,       June 30,       June 30,        June 30,
                                                       2000            1999           2000           1999
                                                    ---------       ---------      ---------      ---------
Net lease revenue (notes 1 and 3)                   $ 105,865       $ 142,393      $ 207,051      $ 313,393

Other operating expenses:
  Depreciation                                             --          35,970             --         69,112
  Other general and administrative expenses            15,513           9,884         31,710         27,411
                                                    ---------       ---------      ---------      ---------

                                                       15,513          45,854         31,710         96,523
                                                    ---------       ---------      ---------      ---------

    Income from operations                             90,352          96,539        175,341        216,870

Other income:
  Interest income                                       5,205           7,775         10,408         15,948
  Net gain (loss) on disposal of equipment             (1,412)         60,199         14,862        113,822
                                                    ---------       ---------      ---------      ---------

                                                        3,793          67,974         25,270        129,770
                                                    ---------       ---------      ---------      ---------

    Net income                                      $  94,145       $ 164,513      $ 200,611      $ 346,640
                                                    =========       =========      =========      =========

Allocation of net income:
  General partners                                  $  18,768       $  34,920      $  37,659      $  73,581
  Limited partners                                     75,377         129,593        162,952        273,059
                                                    ---------       ---------      ---------      ---------

                                                    $  94,145       $ 164,513      $ 200,611      $ 346,640
                                                    =========       =========      =========      =========

Limited partners' per unit share of net income      $    1.72       $    2.95      $    3.71      $    6.22
                                                    =========       =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Six Months Ended
                                                          -----------------------
                                                           June 30,        June 30,
                                                             2000            1999
                                                          ---------       ---------
Net cash provided by operating activities                 $ 233,640       $ 333,647

Cash provided by investing activities:
    Proceeds from disposal of equipment                     236,723         457,663

Cash used in financing activities:
    Distribution to partners                               (451,924)       (888,781)
                                                          ---------       ---------


Net increase (decrease) in cash and cash equivalents         18,439         (97,471)


Cash and cash equivalents at January 1                      471,568         786,433
                                                          ---------       ---------


Cash and cash equivalents at June 30                      $ 490,007       $ 688,962
                                                          =========       =========

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

                                       7                             (Continued)

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

     (d) Depreciation of Containers

         Container rental equipment is depreciated over a twelve-year life on a straight-line basis to its estimated salvage value of 30%. As of December 31, 1999, container rental equipment has been fully depreciated.

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

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:

                                       8                             (Continued)

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company (continued)


                                                      June 30,         December 31,
                                                        2000               1999
                                                    -------------      -------------
Gross lease receivables                             $     275,570      $     307,763
Less:
Direct operating payables and accrued expenses            101,363             79,424
Damage protection reserve                                  25,606             25,417
Base management fees payable                               53,059             57,191
Reimbursed administrative expenses                         10,207              3,260
Allowance for doubtful accounts                            49,339             29,461
Incentive fees                                             23,433             25,106
                                                    -------------      -------------

Net lease receivables                               $      12,563      $      87,904
                                                    =============      =============

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 was as follows:


                                            Three Months Ended            Six Months Ended
                                         ------------------------      -----------------------
                                         June 30,       June 30,        June 30,       June 30,
                                           2000           1999           2000           1999
                                         ---------      ---------      ---------      ---------
Rental revenue (note 4)                  $ 183,674      $ 248,950      $ 382,532      $ 553,905
Less:
Rental equipment operating expenses         35,125         30,738         76,545         80,855
Base management fees                        12,000         18,957         24,984         40,756
Reimbursed administrative expenses          12,273         13,343         25,413         28,516
Incentive fees                              18,411         43,519         48,539         90,385
                                         ---------      ---------      ---------      ---------

                                         $ 105,865      $ 142,393      $ 207,051      $ 313,393
                                         =========      =========      =========      =========

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

     The Partnership derives revenues from dry cargo marine containers. As of June 30, 2000, the Partnership operated 1,179 twenty-foot, 523 forty-foot and 38 forty-foot high-cube dry cargo marine containers.

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

1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

     During the second quarter of 2000, the Registrant continued disposing of containers as part of its ongoing container operations. Accordingly, 141 containers were disposed during the second quarter of 2000, contributing to a decline in the Registrant's operating results. At June 30, 2000, 18% of the original equipment remained in the Registrant's fleet, as compared to 21% at December 31, 1999, and was comprised of the following:


                                                                                   40-Foot
                                                      20-Foot       40-Foot       High-Cube
                                                      -------       -------       ---------
Containers on lease:
     Term leases                                            99            42             6
     Master leases                                         926           430            21
                                                      --------      --------      --------
        Subtotal                                         1,025           472            27

Containers off lease                                       154            51            11
                                                      --------      --------      --------

     Total container fleet                               1,179           523            38
                                                      ========      ========      ========


                                                                                               40-Foot
                                                  20-Foot                40-Foot               High-Cube
                                              ----------------       ----------------       ----------------
                                              Units        %         Units        %         Units        %
                                              -----      -----       -----      -----       -----      -----
Total purchases                               6,102        100%      3,753        100%         75        100%
     Less disposals                           4,923         81%      3,230         86%         37         49%
                                              -----      -----       -----      -----       -----      -----

Remaining fleet at June 30, 2000              1,179         19%        523         14%         38         51%
                                              =====      =====       =====      =====       =====      =====


     The Registrant's allowance for doubtful accounts increased from $29,461 at December 31, 1999 to $49,339 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 11 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     During the second quarter of 2000, distributions issued from operations and sales proceeds amounted to $225,962, reflecting distributions due to the general and limited partners for the first quarter of 2000. Such distributions were unchanged when compared with those issued in the first quarter of 2000, reflecting distributions due for the fourth quarter of 1999. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

     The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.

                                       10                            (Continued)

2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and the three and six-month periods ended June 30, 1999.

     Net lease revenue for the three and six-month periods ended June 30, 2000 was $105,865 and $207,051, respectively, a decline of 26% and 34% from the respective three and six-month periods in the prior year. None of the Registrant's net income was from gain on disposal of equipment during the three-month period ended June 30, 2000, compared with 37% for the same period ended June 30, 1999. Approximately 7% of the Registrant's net income for the six-month period ended June 30, 2000 was from gain on disposal of equipment, as compared to 33% for the same six-month period in the prior year.

     Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $183,674 and $382,532, respectively, reflecting a decline of 26% and 31% from the comparable three and six-month periods in 1999. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 14% and 16%, respectively, when compared to the same three and six-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and June 30, 1999 were as follows:


                                            Three Months Ended            Six Months Ended
                                         -----------------------       -----------------------
                                          June 30,      June 30,        June 30,       June 30,
                                           2000           1999           2000           1999
                                         --------       --------       --------       --------
Average fleet size (measured in
   twenty-foot equivalent units (TEU))      2,346          3,242          2,492          3,406

Average utilization                            89%            84%            87%            84%


     Rental equipment operating expenses were 19% and 20%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 2000, as compared to 12% and 15%, respectively, during the three and six-month periods ended June 30, 1999. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed its complaint (the "Complaint") in the Superior Court for the County of Los Angeles against CCC, as general partner of the Partnership, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM claims to be an assignee of units of limited partnership interests in the Partnership and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding interests in limited partnerships, claims that CCC has wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships.

KM asks for declaratory relief, damages according to proof, attorneys' fees, costs, interest, a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM, punitive damages, and an order prohibiting CCC from receiving reimbursement of its legal fees incurred in defending the action from the Cronos Partnerships.

On April 24, 2000, CCC filed its demurrer to the Complaint and its motion to strike those portions of the Complaint seeking punitive damages. By its demurrer, CCC asserted that KM, as an assignee of units of the Cronos Partnerships, is not entitled to review or receive a copy of the lists of the limited partners of the Cronos Partnerships; that CCC has not breached any fiduciary duty to KM; and that CCC has not engaged in unfair competition as alleged by KM. CCC requested that the Court dismiss KM's Complaint.

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. CCC intends to demurr to KM's amended complaint and to move to strike those portions of the complaint seeking punitive damages. CCC believes that KM's complaint is without merit.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


            Exhibit
              No.                       Description                            Method of Filing
            --------   ------------------------------------------------     ---------------------
             3(a)      Limited Partnership Agreement of the Registrant,     *
                       amended and restated as of October 11, 1984

             3(b)      Certificate of Limited Partnership of the            **
                       Registrant

             27        Financial Data Schedule                              Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

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




                                   IEA INCOME FUND VI,
                                   A California Limited Partnership


                                   By   Cronos Capital Corp.
                                        The Managing General Partner




                                   By   /s/ Dennis J. Tietz
                                     -------------------------------------------
                                        Dennis J. Tietz
                                        President and Director of Cronos Capital
                                          Corp. ("CCC")
                                        Principal Executive Officer of CCC




Date: August 14, 2000

                                           EXHIBIT INDEX

            Exhibit
              No.                       Description                            Method of Filing
            -------    ------------------------------------------------     ----------------------
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