Form 10-Q
period 2000-09-30
IEA INCOME FUND VI
filed 2000-11-14
CIK 774482

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         One Front Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)            (Zip Code)

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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999             4


         Condensed Statements of Operations (unaudited) for the three and nine months ended
         September 30, 2000 and 1999                                                                 5


         Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30,
         2000 and 1999                                                                               6


         Notes to Condensed Financial Statements (unaudited)                                         7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 11


PART II - OTHER INFORMATION


 Item 1. Legal Proceedings                                                                          12


 Item 6. Exhibits and Reports on Form 8-K                                                           13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                September 30,     December 31,
                                                                                    2000              1999
                                                                                -------------     ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $427,113 at September 30, 2000 and
      $471,468 at December 31, 1999 in interest-bearing accounts                 $  502,198        $  471,568
   Net lease receivables due from Leasing Company
      (Notes 1 and 2)                                                                 4,911            87,904
                                                                                 ----------        ----------

         Total current assets                                                       507,109           559,472
                                                                                 ----------        ----------

Container rental equipment, at cost                                               4,110,746         5,218,975
   Less accumulated depreciation                                                  2,876,118         3,678,434
                                                                                 ----------        ----------
      Net container rental equipment                                              1,234,628         1,540,541
                                                                                 ----------        ----------

         Total assets                                                            $1,741,737        $2,100,013
                                                                                 ==========        ==========

            Partners' Capital

Partners' capital:
   General partners                                                              $    3,036        $    5,687
   Limited partners                                                               1,738,701         2,094,326
                                                                                 ----------        ----------

         Total partners' capital                                                 $1,741,737        $2,100,013
                                                                                 ==========        ==========



        The accompanying notes are an integral part of these condensed financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended           Nine Months Ended
                                                   ----------------------------  ----------------------------
                                                   September 30,  September 30,  September 30,  September 30,
                                                       2000            1999           2000           1999
                                                    ---------       ---------      ---------      ---------
Net lease revenue (Notes 1 and 3)                   $ 122,566       $ 127,220      $ 329,617      $ 440,613

Other operating expenses:
  Depreciation                                             --          30,038             --         99,150
  Other general and administrative expenses            17,823          11,690         49,533         39,101
                                                    ---------       ---------      ---------      ---------
                                                       17,823          41,728         49,533        138,251
                                                    ---------       ---------      ---------      ---------

    Income from operations                            104,743          85,492        280,084        302,362

Other income (loss):
  Interest income                                       4,267           7,061         14,675         23,009
  Net gain (loss) on disposal of                       (5,075)         26,449          9,787        140,271
                                                    ---------       ---------      ---------      ---------
  equipment
                                                         (808)         33,510         24,462        163,280
                                                    ---------       ---------      ---------      ---------

    Net income                                      $ 103,935       $ 119,002      $ 304,546      $ 465,642
                                                    =========       =========      =========      =========

Allocation of net income:
  General partners                                  $  18,610       $  33,568      $  56,269      $ 107,149
  Limited partners                                     85,325          85,434        248,277        358,493
                                                    ---------       ---------      ---------      ---------

                                                    $ 103,935       $ 119,002      $ 304,546      $ 465,642
                                                    =========       =========      =========      =========

Limited partners' per unit share of net income      $    1.94       $    1.94      $    5.65      $    8.16
                                                    =========       =========      =========      =========


        The accompanying notes are an integral part of these condensed financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Nine Months Ended
                                                          -------------------------------
                                                          September 30,     September 30,
                                                              2000              1999
                                                          -------------     -------------
Net cash provided by operating activities                 $   356,524       $   483,646


Cash provided by investing activities:
    Proceeds from disposal of equipment                       336,928           631,302

Cash used in financing activities:
    Distribution to Partners                                 (662,822)       (1,280,448)
                                                          -----------       -----------


Net increase (decrease) in cash and cash equivalents           30,630          (165,500)


Cash and cash equivalents, beginning of period                471,568           786,433
                                                          -----------       -----------

Cash and cash equivalents, end of period                  $   502,198       $   620,933
                                                          ===========       ===========



        The accompanying notes are an integral part of these condensed financial statements.

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

    (e) Financial Statement Presentation

        These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

        The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:

                                                                (continued)

                               IEA INCOME FUND VI,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(2) Net Lease Receivables Due from Leasing Company (continued)

                                                            September 30,    December 31,
                                                                2000            1999
                                                            -------------    ------------
        Gross lease receivables                               $278,740        $307,763
        Less:
        Direct operating payables and accrued expenses         124,190          79,424
        Damage protection reserve                               27,615          25,417
        Base management fees payable                            54,319          57,191
        Reimbursed administrative expenses                       9,058           3,260
        Allowance for doubtful accounts                         36,888          29,461
        Incentive fees                                          21,759          25,106
                                                              --------        --------

        Net lease receivables                                 $  4,911        $ 87,904
                                                              ========        ========

(3) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                                      Three Months Ended              Nine Months Ended
                                                 -----------------------------  ------------------------------
                                                 September 30,   September 30,  September 30,    September 30,
                                                     2000            1999            2000            1999
                                                   --------        --------        --------        --------
        Rental revenue                             $173,199        $224,554        $555,731        $778,459
        Less:
        Rental equipment operating expenses          11,241          33,573          87,786         114,428
        Base management fees                         13,026          15,852          38,010          56,608
        Reimbursed administrative expenses            4,608           9,413          30,021          37,929
        Incentive fees                               21,758          38,496          70,297         128,881
                                                   --------        --------        --------        --------

                                                   $122,566        $127,220        $329,617        $440,613
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

    The Partnership derives revenues from dry cargo marine containers. As of September 30, 2000, the Partnership operated 1,075 twenty-foot, 483 forty-foot and 36 forty-foot high-cube dry cargo marine containers.

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

1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

    During the first nine months of 2000, the Registrant disposed of 443 containers as part of its ongoing container operations. At September 30, 2000, 16% of the original equipment remained in the Registrant's fleet, as compared to 21% at December 31, 1999, and was comprised of the following:

                                                                   40-Foot
                                         20-Foot      40-Foot     High-Cube
                                         -------      -------     ---------
        Containers on lease:
             Term leases                     87           39            6
             Master leases                  833          390           18
                                          -----        -----        -----
                Subtotal                    920          429           24

        Containers off lease                155           54           12
                                          -----        -----        -----

             Total container fleet        1,075          483           36
                                          =====        =====        =====


                                                                                                     40-Foot
                                                        20-Foot               40-Foot               High-Cube
                                                   ----------------       ----------------       -----------------
                                                   Units         %        Units        %         Units        %
                                                   -----      -----       -----      -----       -----      -----
        Total purchases                            6,102        100%      3,753        100%         75        100%
             Less disposals                        5,027         82%      3,270         87%         39         52%
                                                   -----      -----       -----      -----       -----      -----

        Remaining fleet at September 30, 2000      1,075         18%        483         13%         36         48%
                                                   =====      =====       =====      =====       =====      =====


    The Registrant's allowance for doubtful accounts increased from $29,461 at December 31, 1999 to $36,888 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 16 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

    During the third quarter of 2000, distributions made from operations and sales proceeds amounted to $210,898, reflecting distributions due to the general and limited partners for the second quarter of 2000. Such distributions decreased approximately 7% when compared with those issued in the second quarter of 2000, reflecting distributions due for the first quarter of 2000. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

    During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.



                                                                     (continued)

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and the three and nine-month periods ended September 30, 1999.

    Net lease revenue for the three and nine-month periods ended September 30, 2000 was $122,566 and $329,617, respectively, a decline of 4% and 25% from the respective three and nine-month periods in the prior year. Net income from the gain on disposal of equipment for the three-month period ended September 30, 2000 was 0%, compared with 22% for the same period ended September 30, 1999. Approximately 3% of the Registrant's net income for the nine-month period ended September 30, 2000 was from gain on disposal of equipment, as compared to 30% for the same nine-month period in the prior year.

    Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $173,199 and $555,731, respectively, reflecting a decline of 23% and 29% from the comparable three and nine-month periods in 1999. Gross rental revenue was primarily impacted by the Registrant's diminishing fleet size and a decline in per-diem rental rates. Average per-diem rental rates decreased approximately 8% and 14%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                          Three Months Ended              Nine Months Ended
                                                     -----------------------------   -----------------------------
                                                     September 30,   September 30,   September 30,   September 30,
                                                         2000            1999            2000            1999
                                                     -------------   -------------   -------------   -------------
        Average fleet size (measured in
           twenty-foot equivalent units (TEU))          2,170           2,972           2,396           3,262
        Average utilization                                88%             86%             88%             84%

    Rental equipment operating expenses were 6% and 16%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 2000, compared to 15% for both the three and nine-month periods ended September 30, 1999. The large decrease for the three-month period ended September 30, 2000 was attributable to the recovery of doubtful accounts. The Registrant's declining fleet size and related operating results also contributed to a decline in base management fees, reimbursed administrative expenses and incentive fees.



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

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. On August 25, 2000, CCC filed its demurrer to KM's First Amended Complaint and its motion to strike those portions of the First Amended Complaint seeking punitive damages. On October 11, 2000, the Court heard CCC's motions. It sustained CCC's demurrer to KM's fourth cause of action seeking declaratory relief, but overruled (i.e., denied) CCC's demurrer to KM's first three causes of action, on the ground that the evidence submitted by CCC was not properly before the Court on CCC's demurrer to KM's First Amended Complaint. At the same time, the Court granted CCC's motion to strike those portions of KM's First Amended Complaint seeking punitive damages.

On October 20, 2000, CCC filed its answer to KM's First Amended Complaint, denying the allegations thereof, denying that plaintiff is entitled to any damages, and asserting various affirmative defenses. CCC believes that KM does not have standing to inspect or receive lists of the limited partners of the limited partnerships managed by CCC, and that CCC has meritorious defenses to KM's First Amended Complaint.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

            Exhibit
              No.                       Description                            Method of Filing
            -------                     -----------                            ----------------
             3(a)      Limited Partnership Agreement of the Registrant,        *
                       amended and restated as of October 11, 1984

             3(b)      Certificate of Limited Partnership of the               **
                       Registrant

             27        Financial Data Schedule                                 Filed with this
                                                                               document


(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.







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




Date: November 14, 2000

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